Form 10-Q
period 1996-06-30
CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS LP
filed 1996-09-09
CIK 1012458

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              --------------------

                                   FORM 10-Q


(Mark one)
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  to
                                ----------------    -----------------------

Commission File Number 333-3774
                       --------

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.
                -----------------------------------------------
         CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION
         -------------------------------------------------------------
           (Exact name of registrants as specified in their charters)


             Delaware                                    43-1728405
             --------                                    ----------
                                                         43-1740264
                                                         ----------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

   12444 Powerscourt Drive #400
   St. Louis, Missouri                                   63131
   -------------------                                   -----
   (Address of Principal Executive Offices)              (Zip Code)

   (Registrant's telephone number, including area code)  (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

As of June 30, 1996, there was one share of common stock of Charter Communications Southeast Holdings Capital Corporation outstanding, which was owned by Charter Communications Southeast Holdings, L.P.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.
         CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION


                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1996


                                     INDEX



                                                                                                        Page
                                                                                                        ----
Part I.  Financial Information
         ---------------------

         Item 1.  Consolidated Financial Statements
                  a. Consolidated Balance Sheets - June 30, 1996 and December 31, 1995                     3
                  b. Consolidated Statements of Operations - Three Months Ended
                     June 30, 1996 and 1995                                                                4
                  c. Consolidated Statements of Operations - Six Months Ended
                     June 30, 1996 and 1995                                                                5
                  d. Consolidated Statement of Partners' Capital (Deficit) - Six Months Ended
                     June 30, 1996                                                                         6
                  e. Consolidated Statements of Cash Flows - Six Months Ended June 30, 1996 and 1995       7
                  f. Notes to Consolidated Financial Statements                                            8

         Separate financial statements of Charter Communications Southeast Holdings Capital
         Corporation have not been presented as this entity had no operations and substantially no assets or equity.

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                    9

Part II. Other Information
         -----------------


         Item 1.  Legal Proceedings - None                                                                 -

         Item 2.  Change in Securities - None                                                              -

         Item 3.  Defaults upon Senior Securities - None                                                   -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                               -

         Item 5.  Other Information - None                                                                 -

         Item 6.  Exhibits and Reports on Form 8-K - None                                                  -

         Signature Page                                                                                    14

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                    June 30,     December 31,
                                                      1996         1995
                                                  ------------- -------------
                   ASSETS
                   ------
CURRENT ASSETS:
  Cash and cash equivalents                       $  3,057,373  $  6,547,438
  Accounts receivable, net of allowance for
   doubtful accounts of $266,808 and $288,128,
   respectively                                      1,729,972     1,314,179
  Prepaid expenses and other                           488,918       454,175
  Receivable from parent and affiliates                500,000       796,179
                                                  ------------- -------------
         Total current assets                        5,776,263     9,111,971
                                                  ------------- -------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment                    139,995,107   107,029,408
  Franchise costs, net of accumulated
   amortization of $53,025,044 and $40,899,887
   respectively                                    387,022,416   303,827,917
                                                  ------------- -------------
                                                   527,017,523   410,857,325
                                                  ------------- -------------
OTHER ASSETS                                        14,516,427     5,592,429
                                                  ------------- -------------
                                                  $547,310,213  $425,561,725
                                                  ============= =============
      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------
CURRENT LIABILITIES:
  Note payable - related party                     $        --   $15,000,000
  Accounts payable and accrued expenses             13,754,496    12,330,848
  Subscriber deposits and prepayments                  173,686       243,277
  Payable to affiliates                              1,479,613     1,060,451
                                                  ------------- -------------
                                                    15,407,795    28,634,576
                                                  ------------- -------------
DEFERRED MANAGEMENT FEES PAYABLE TO AFFILIATE        2,985,904     1,898,004
                                                  ------------- -------------
DEFERRED REVENUE                                     1,763,363     1,114,699
                                                  ------------- -------------
LONG-TERM DEBT, less current maturities            453,237,688   259,125,000
                                                  ------------- -------------
DEFERRED INCOME TAXES                                5,000,128     5,111,308
                                                  ------------- -------------
REDEEMABLE  PREFERRED LIMITED UNITS - 0 and
  393.5 Class A units and 0 and 100 Class B
  units, issued and outstanding, respectively               --    53,107,175
                                                  ------------- -------------
SPECIAL LIMITED PARTNER UNITS - 0 and
  345.8526 Class A and 0 and 54.1163 Class B
  units, issued and outstanding, respectively               --    44,972,506
                                                  ------------- -------------
PARTNERS' CAPITAL:
  General Partner                                      689,154       315,985
   Preferred Limited Partners - 0 and 291.26
    Class B units, issued and outstanding,
    respectively                                            --            --
   Common Limited Partners - 1,513.36 and
    477.19 units, issued and outstanding,
    respectively                                    68,226,181    31,282,472
                                                  ------------- -------------
   Total partners' Capital                          68,915,335    31,598,457
                                                  ------------- -------------
                                                  $547,310,213  $425,561,725
                                                  ============= =============

The accompanying notes are an integral part of these consolidated balance sheets.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

                                                                  1996            1995
                                                             --------------  --------------
SERVICE REVENUES:
 Basic service                                                 $ 22,570,066    $ 12,085,286
 Premium service                                                  3,856,149       2,209,615
 Other                                                            4,647,995       2,165,454
                                                             --------------  --------------
                                                                 31,074,210      16,460,355
                                                             --------------  --------------
OPERATING EXPENSES:
 Operating costs                                                 13,062,708       7,171,354
 General and administrative                                       2,296,148       1,423,408
 Depreciation and amortization                                   13,372,178      10,802,641
 Management fees - related party                                  1,552,599         818,757
                                                             --------------  --------------
                                                                 30,283,633      20,216,160
                                                             --------------  --------------
 Income (loss) from operations                                      790,577      (3,755,805)
                                                             --------------  --------------
OTHER INCOME (EXPENSE):
 Interest income                                                     41,665          45,959
 Interest expense                                               (11,337,716)     (4,946,984)
 Other                                                             (184,066)         (5,340)
                                                             --------------  --------------
                                                                (11,480,117)     (4,906,365)
                                                             --------------  --------------
   Loss before benefit for income taxes and extraordinary
    item                                                        (10,689,540)     (8,662,170)
BENEFIT FOR INCOME TAXES                                             59,989         472,692
                                                             --------------  --------------
   Loss before extraordinary item                               (10,629,551)     (8,189,478)
EXTRAORDINARY ITEM - Loss on early retirement of debt                    --      (1,959,438)
                                                             --------------  --------------
   Net loss                                                     (10,629,551)    (10,148,916)
                                                             --------------  --------------
REDEMPTION PREFERENCE ALLOCATION:
   Special Limited Partner units                                         --        (762,760)
   Redeemable Preferred Limited units                                    --      (1,344,336)
NET LOSS ALLOCATED TO REDEEMABLE PREFERRED LIMITED UNITS                 --              --
                                                             --------------  --------------
   Net loss applicable to partners' capital accounts           $(10,629,551)   $(12,256,012)
                                                             ==============  ==============
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
   General Partner                                             $   (106,296)   $    (65,269)
   Class B Preferred Limited Partners                                    --      (5,729,067)
   Common Limited Partners                                      (10,523,255)     (6,461,676)
                                                             --------------  --------------
                                                               $(10,629,551)   $(12,256,012)
                                                             ==============  ==============

 The accompanying notes are an integral part of these consolidated statements.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

                                                                   1996              1995
                                                             ----------------  ----------------
SERVICE REVENUES:
  Basic service                                                  $ 40,072,079      $ 22,716,042
  Premium service                                                   6,849,971         4,069,551
  Other                                                             7,996,334         3,998,224
                                                             ----------------  ----------------
                                                                   54,918,384        30,783,817
                                                             ----------------  ----------------
OPERATING EXPENSES:
  Operating costs                                                  23,048,004        13,127,693
  General and administrative                                        4,199,945         2,604,255
  Depreciation and amortization                                    24,295,803        18,688,637
  Management fees - related party                                   2,744,666         1,534,452
                                                             ----------------  ----------------
                                                                   54,288,418        35,955,037
                                                             ----------------  ----------------
   Income (loss) from operations                                      629,966        (5,171,220)
                                                             ----------------  ----------------
OTHER INCOME (EXPENSE):
  Interest income                                                      88,509            63,555
  Interest expense                                                (18,116,240)       (8,659,868)
  Other                                                              (233,266)           (1,757)
                                                             ----------------  ----------------
                                                                  (18,260,997)       (8,598,070)
                                                             ----------------  ----------------
   Loss before benefit for income taxes and extraordinary
    item                                                          (17,631,031)      (13,769,290)
BENEFIT FOR INCOME TAXES                                              111,180           472,692
                                                             ----------------  ----------------
   Loss before extraordinary item                                (17,519,851)       (13,296,598)
EXTRAORDINARY ITEM - Loss on early retirement of debt                     --         (1,959,438)
                                                             ----------------  ----------------
   Net loss                                                       (17,519,851)      (15,256,036)
                                                             ----------------  ----------------
REDEMPTION PREFERENCE ALLOCATION:
   Special Limited Partner units                                     (828,616)       (1,525,520)
   Redeemable Preferred Limited units                              (1,452,343)       (2,533,330)
NET LOSS ALLOCATED TO REDEEMABLE PREFERRED LIMITED UNITS            4,063,274                --
                                                             ----------------  ----------------
   Net loss applicable to partners' capital accounts             $(15,737,536)     $(19,314,886)
                                                             ================  ================
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
  General Partner                                                   $(157,375)     $    (81,104)
  Class B Preferred Limited Partners                                       --       (11,204,515)
  Common Limited Partners                                         (15,580,161)       (8,029,267)
                                                             ----------------  ----------------
                                                                 $(15,737,536)     $(19,314,886)
                                                             ================  ================

  The accompanying notes are an integral part of these consolidated statements

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (Unaudited)




                                                        Class B
                                                       Preferred             Common
                                         General        Limited              Limited
                                         Partner        Partners             Partners            Total
                                      -------------  -----------------  --------------------  -------------
BALANCE, December 31, 1995                $ 315,985    $            --         $  31,282,472   $ 31,598,457
  Return of capital on Special Limited
   Partners' buyout                          25,582                 --             2,532,591      2,558,173
  Capital contributions                     504,962                 --            49,991,279     50,496,241
  Allocation of net loss                   (157,375)                --           (15,580,161)   (15,737,536)
                                      -------------  -----------------  --------------------  -------------
BALANCE, June 30, 1996                     $689,154    $            --         $  68,226,181   $ 68,915,335
                                      =============  =================  ====================  =============

  The accompanying notes are an integral part of this consolidated statement.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)


                                                                             1996            1995
                                                                         --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $ (17,519,851)  $ (15,256,036)
  Adjustments to reconcile net loss to net cash provided by operating activities
   Extraordinary item - Loss on early retirement of debt                            --       1,959,438
   Depreciation and amortization                                            24,295,803      18,688,637
   Amortization of debt issuance costs                                         199,409              --
   Amortization of interest rate cap agreements                                 66,875          48,053
   Forgiveness of note receivable with related party                           100,000              --
   Amortization on discount of debentures                                    2,837,627              --
   Deferred income taxes                                                            --              --
   Changes in assets and liabilities, net of effects from acquisitions -
     Accounts receivable, net                                                1,558,448         475,113
     Prepaid expenses and other                                                 63,062      (2,718,725)
     Receivable from parent and affiliates                                     296,179      (3,620,898)
     Accounts payable and accrued expenses                                    (197,889)      2,270,623
     Subscriber deposits and prepayments                                       (69,591)        (58,782)
     Payable to affiliates - deferred management fees                        1,507,062         791,230
     Deferred revenue                                                          553,987       1,145,565
                                                                         --------------  --------------
   Net cash provided by operating activities                                13,691,121       3,724,218
                                                                         --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (15,491,286)     (5,397,672)
  Payments for acquisitions, net of cash acquired                         (125,270,673)   (180,617,269)
  Payments of organizational expenses                                          (34,257)             --
                                                                         --------------  --------------
   Net cash used in investing activities                                  (140,796,216)   (186,014,941)
                                                                         --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings                                              $ 200,000,061   $  (3,214,631)
  Payment of debt issuance costs                                            (9,305,903)    125,800,000
  Borrowings under revolving credit agreement                                9,775,000      (1,000,000)
  Payments under revolving credit agreement                                (18,500,000)
  Payment of note payable                                                  (15,000,000)             --
  Partners' capital contributions                                                   --      44,500,000
  Preferred Limited Partners' Capital contributions                                 --      19,000,000
  Redemption of Special Limited Partner units                              (43,242,948)
                                                                         --------------  --------------
   Net cash provided by financing activities                               123,726,210     185,085,369
                                                                         --------------  --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (3,378,885)      2,794,646
CASH AND CASH EQUIVALENTS, beginning of period                               6,547,438       1,484,263
                                                                         --------------  --------------
CASH AND CASH EQUIVALENTS, end of period                                 $   3,168,553   $   4,278,909
                                                                         ==============  ==============
CASH PAID FOR INTEREST                                                   $  12,669,902   $   6,880,698
                                                                         ==============  ==============
CASH PAID FOR TAXES                                                      $          --   $          --
                                                                         ==============  ==============

 The accompanying notes are an integral part of these consolidated statements.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1996

1. ORGANIZATION AND BASIS OF PRESENTATION:

Charter Communications Southeast Holdings, L.P. (Southeast Holdings), a Delaware limited partnership, was formed in January 1995 for the purpose of acquiring and operating existing cable television systems. Southeast Holdings' stated termination date is December 31, 2014, as provided in the partnership agreement.

In 1995, Southeast Holdings formed a new subsidiary, Charter Communication Southeast L.P. (Southeast), and in connection with the initial capitalization of Southeast, and a subsequent series of contribution transactions, Charter Communications II, L.P. (CC-II) became an operating subsidiary.

On March 28, 1996 Southeast Holdings engaged in a corporate reorganization that resulted in Charter Communications L.P. (CC-I) and its general partner, CCP One, Inc. (CCP-I), becoming subsidiaries of Southeast Holdings. This reorganization was facilitated because, in contemplation of the reorganization, one of CCP-I's former shareholders acquired 100% of the CCP-I outstanding shares and then contributed those shares so that CCP-I could become a Southeast Holdings subsidiary. The contribution of the CCP-I shares was accounted for as a reorganization under common control and accordingly, the consolidated financial statements and notes have been restated to include the results and financial position of CC-I for all periods presented.

The accompanying consolidated financial statements include the accounts of Southeast Holdings and its direct and indirect wholly owned subsidiaries, Charter Communications Southeast Properties, Inc., Charter Communications Southeast Holdings Capital Corporation (Holdings Capital), Southeast, Charter Communications Southeast Capital Corporation (Southeast Capital), CCP II, Inc. (CCP II), CCP I,. CC-II, and CC-I, collectively referred to as the "Partnership" or the "Company" herein. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

CC-I commenced operations effective April 1994, through the acquisition of certain cable television systems. CC-II commenced operations effective January 1995 through the acquisition of certain cable television systems.

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements as of June 30, 1996 and 1995, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Form S-4 dated as of July 26, 1996. Interim results are not necessarily indicative of results for a full year.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Transactions

Since April 1994, the Company and its subsidiaries have completed the following acquisitions:


Acquisition Date  Approximate Purchase Price  Location of Systems
- ----------------  --------------------------  ----------------------------------
April 1994                    $174.7 million  Georgia, Alabama, Louisiana
January 1995                  $108.0 million  Kentucky, N. Carolina, S. Carolina
May 1995                       $22.0 million  Georgia
May 1995                       $48.0 million  Alabama
July 1995                      $34.7 million  Georgia
November 1995                  $35.0 million  S. Carolina
January 1996                    $8.4 million  S. Carolina
March 1996                    $112.0 million  Georgia, N. Carolina, Tennessee,
                                              Kentucky

As of June 30, 1996, the Company had six pending acquisitions for the purchase of cable television systems serving approximately 101,000 basic subscribers for a total purchase price of approximately $179.2 million. These acquisitions are anticipated to be consummated in late 1996 through early 1997.

Results of Operations

The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Partnership as of the dates indicated:


                                   June 30,     December 31,   June 30,
                                     1996           1995         1995
                                 -------------  ------------  ----------
Basic Subscribers:
  Nashville Cluster                     41,617            --          --
  Northern Alabama Cluster              47,787        47,757      47,336
  New Orleans Cluster                   34,746        35,461      34,943
  Atlanta Cluster                       60,635        57,722      40,009
  Greenville/Spartanburg Cluster        76,831        71,083      48,762
  Non-Cluster Systems                   49,777        37,083      37,130
                                 -------------  ------------  ----------
                                      311,393       249,106     208,180
                                 =============  ============  ==========
Premium Subscription Units:
  Nashville Cluster                     25,193            --          --
  Northern Alabama Cluster              23,056        50,437      51,140
  New Orleans Cluster                   16,563        19,084      19,546
  Atlanta Cluster                       22,252        22,388      15,510
  Greenville/Spartanburg Cluster        27,629        26,399      20,674
  Non-Cluster Systems                   30,968        23,851      24,682
                                 -------------  ------------  ----------
                                       145,661       142,159     131,552
                                 =============  ============  ==========

The following table sets forth certain items as a percentage of total service revenues for the periods indicated:



                                        For the Three Months     For the Six Months
                                           Ended June 30           Ended June 30
                                       ----------------------  ----------------------
                                            (Unaudited)               (Unaudited)
                                          1996        1995            1996      1995
                                          ----        ----            ----      ----
Service Revenues                             100%        100%            100%    100%
                                          --------    --------        -------- --------
Operating Expenses:
Operating, General and Administrative        49.4        52.2            49.6    51.1
Depreciation and Amortization                43.0        65.6            44.2    60.7
Management Fees - Related Party               5.0         5.0             5.0     5.0
                                          --------    --------        -------- --------
                                             97.4       122.8            98.8   116.8
                                          --------    --------        -------- --------
Income (loss) From Operations                 2.6       (22.8)            1.2   (16.8)
                                          --------    --------        -------- --------
Other Income (Expense):
Interest Income                               0.1         0.3             0.2     0.2
Interest Expense                            (36.5)      (30.1)          (33.0)  (28.1)
Other                                        (0.6)         --            (0.4)     --
                                          --------    --------        -------- --------
                                            (37.0)      (29.8)          (33.2)  (27.9)
                                          --------    --------        -------- --------
Net Loss before extraordinary item          (34.4)      (52.6)          (32.0)  (44.7)
                                          ========    ========        ======== ========

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems.
Service revenues increased by 88.8% to $31,074,210 and 78.4% to $54,918,384, respectively, for the three and six month periods ended June 30, 1996, when compared to the similar periods of 1995. These increases in 1996 are primarily due to an increase in subscribers for the basic tier of cable service offered by the systems resulting primarily from acquisitions of cable systems by the Partnership throughout 1995 and 1996.

Basic subscribers at June 30, 1996 increased by 49.6% over June 30, 1995. In addition to the acquisitions, this increase reflects management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. It also reflects an industry-wide increase in cable subscribers as a result of increased advertising during 1995 and 1996 by wireless and direct broadcast service providers; these broad-based marketing campaigns appear to have enhanced overall consumer awareness and desire for alternative programming options, with a "spill-over" benefit for cable providers. In addition, a limited amount of new-build construction increased the coverage of the systems.

Premium service subscriptions increased 10.7% from June 30, 1995 to June 30, 1996. The ratio of premium service subscriptions per basic subscriber decreased from 63.2% at June 30, 1995 to 46.8% at June 30, 1996. The overall increase in the number of subscriptions is the result of the increased subscriber base due to acquisitions, but the decrease in the premium ratio may reflect the fact that there is an increasing variety of programming on the basic tier. Given this change at the basic level, the Partnership anticipates that premium services may continue to decline relative to basic services over the next few years. As a result, the Partnership offers premium services to subscribers in a packaged format, providing subscribers with a discount from the combined retail rates of these packaged services in an effort to maintain premium subscription levels and attract additional subscriptions.

Operating Expenses

Operating, general and administrative expenses increased by $6,764,094 or 78.7% and $11,516,001 or 73.2%, respectively, for the three and six month periods ended June 30, 1996 when compared to the similar periods of 1995. The majority of these increases were related to the acquisitions of additional cable systems during 1995 and 1996.

Depreciation and amortization increased by 23.8% from $10,802,641 to $13,372,178 and 30% from $18,688,637 to $24,295,803, respectively, for the three and six months ended June 30, 1996, when compared to the similar periods of 1995. The increase in depreciation and amortization is a result of capital expenditures made to the Systems, in addition to the increase in property, plant and equipment and franchise costs resulting from the acquisitions of additional cable systems.


Other Income / Expense

Interest expense increased by 129.2% from $4,946,984 to $11,337,716 and 109.2% from $8,659,868 to $18,116,240, respectively, for the three and six month periods ended June 30, 1996, when compared to the similar periods of 1995.
This increase was primarily due to the increase in the average outstanding debt balance between the comparable periods and an increase in the interest expense associated with issuing the Senior Notes and Discount Debentures on March 28, 1996.


Net Loss

Net loss increased by 4.7% from $10,148,916 to $10,629,551 and 14.8% from 15,256,036 to 17,519,851 respectively, for the three and six month periods ended June 30, 1996 when compared to the similar periods of 1995. In 1996, increased amortization and interest expense were significant factors versus the prior year.


Liquidity and Capital Resources

The Partnership's growth by acquisition in 1995 and 1996 has been funded primarily by borrowings under credit facilities with the exception of the acquisition in 1996 that was funded with the proceeds of the Senior Secured Discount Debentures and the Senior Notes. Cash flows provided by operating activities together with third party borrowings have been sufficient to fund the Partnership's debt service, capital expenditures and working capital requirements. In addition, the Partnership has funded portions of certain acquisitions through the issuance of equity securities. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient, during the next 12 months, for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Partnership anticipates that future acquisitions could be financed through borrowings, either presently available under the existing credit facilities, or as a result of amending the existing credit facilities to allow for expanded borrowing capacity. Although to date the Partnership has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future.

On March 28, 1996, the Partnership engaged in a corporate restructuring and refinancing plan. As a result, Southeast Holdings and Holdings Capital issued $146.8 million principal amount of Senior Secured Discount Debentures due 2007, from which the net proceeds of $72.4 million were invested in its subsidiary, Southeast, for use in operations. Simultaneously with this offering by Southeast Holdings, Southeast and Southeast Capital issued $125.0 million aggregate principal amount of Senior Notes due 2006, from which the proceeds to the issuers were $121.3 million. The net proceeds of these offerings were ultimately used, amongst other things, as follows: $17.5 million to repay outstanding credit facilities, $16.1 million to repay other indebtedness, $43.2 million to redeem the Special Limited Partner units of CC-I, and $114.9 million to consummate an acquisition.

At June 30, 1996, the Partnership's long-term debt of $453.2 million consisted of $77.4 million outstanding under the revolving credit and term loan facility of CC-I, $173.0 million outstanding under the revolving credit and term loan facility of CC-II, $125 million of indebtedness from the sale of 11 1/4% Senior Notes by Southeast, and $77.8 million of indebtedness from the sale of 14% Senior Discount Debentures.

Cash interest is payable on a monthly and quarterly basis for borrowings outstanding under the CC-I and CC-II credit facilities. Cash interest is payable semi-annually, in March and September, on the Senior Notes until March 2006. Interest on the Senior Secured Discount Debentures is accrued (but not payable) until March 2001; thereafter, cash interest is payable on a semi-annual basis in March and September until March 2007. The first interest payment on the Senior Notes will be due in September 1996.

The Partnership manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facilities. Interest rate swap and cap agreements are accounted for by the Partnership as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as an adjustment to interest expense in the period incurred. The affects of the Partnership's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for either the three or six months ended June 30, 1996.

During the second quarter of 1996, subsidiaries of the Partnership entered into separate agreements for the purchase of cable system assets from Masada Cable Partners, L.P. and Prime Cable of Hickory, L.P., for approximately $22.0 million and $68.0 million, respectively. Subject to the satisfaction of certain terms and conditions, it is anticipated that these acquisitions will be consummated in late 1996 or early 1997. In addition, the Partnership's subsidiaries entered into four separate agreements to purchase cable system assets in Anderson County and Abbeville, South Carolina and Lincolnton and Sanford, North Carolina for approximately $36.7 million, $4.2 million, $27.5 million and $20.8 million, respectively. The entities selling these four systems are affiliated with Charter Communications, Inc., the management company for, and a beneficial owner of an interest in, the Partnership. The selling entities intend to seek prior approval of the holders of a majority of their outstanding equity interests, and subject to other customary terms and conditions, such purchases are expected to be consummated in 1997. The Partnership anticipates funding these acquisitions by increasing the limits on its credit facilities and borrowing necessary funds. In addition, the Partnership will explore possibilities for additional equity contributions.

The Partnership incurred capital expenditures of approximately $15.5 million during the first six months of 1996 in connection with the improvement and upgrading of the Partnership's cable systems. The Partnership anticipates that capital expenditures for such purposes will be approximately $50.0 million during 1996 and $30.0 million during 1997, of which approximately $11.0 million per year represents anticipated maintenance capital expenditures.

The Partnership has insurance covering risks incurred in the ordinary course of business, including general liability, property and business interruption coverage. As is typical in the cable television industry, the Partnership does not maintain insurance covering its underground plant, the cost of which management believes is currently prohibitive. Management believes that the Partnership's insurance coverage is adequate, and intends to monitor the insurance markets to attempt to obtain coverage for the Partnership's underground plants at reasonable and cost-effective rates.

The Partnership believes that it has generally complied with the provisions of the 1992 Act regarding cable programming service rates. However, some systems may be charging rates which are in excess of allowable rates and, accordingly, may be subject to challenge by regulatory authorities, such challenge may result in the Partnership being required to make refunds to subscribers. The amount of refunds, if any, which could be payable by the Partnership in the event such systems' rates are successfully challenged by regulatory authorities is not currently estimable. The Partnership has not reserved any amounts for payment of such refunds as the General Partner does not believe that the amounts of any such refunds would have a material adverse effect on the financial position or results of the Partnership.

      Part II.  Other Information

      Item 1.   Legal Proceedings - None

      Item 2.   Change in Securities - None

      Item 3.   Defaults upon Senior Securities - None

      Item 4.   Submission of Matters to a Vote of Security Holders - None

      Item 5.   Other Information - None

      Item 6.   Exhibits and Reports on Form 8-K - None

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

         CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION

                        FOR QUARTER ENDED JUNE 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.


                          By:  Charter Communications Holdings Properties, Inc..
                                 General Partner


                          By:  /s/ Jerald L. Kent
                              --------------------------------------------------
                                   Jerald L. Kent
                                   President and
                                   Chief Financial Officer


By: /s/Jerald L. Kent                   September 9, 1996
    ------------------------------
    Jerald L. Kent
    President and
    Chief Financial Officer


By: /s/Ralph G. Kelly                   September 9, 1996
    ------------------------------
    Ralph G. Kelly
    Senior Vice President and
    Treasurer


                      CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS
                       CAPITAL CORPORATION

                          By:  /s/ Jerald L. Kent
                              --------------------------------------------------
                                   Jerald L. Kent
                                   President and
                                   Chief Financial Officer



By: /s/Jerald L. Kent                   September 9, 1996
    ------------------------------
    Jerald L. Kent
    President and
    Chief Financial Officer


By: /s/Ralph G. Kelly                   September 9, 1996
    ------------------------------
    Ralph G. Kelly
    Senior Vice President and
    Treasurer