Form 10-Q
period 1996-09-30
CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS LP
filed 1996-11-14
CIK 1012458

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ____________________

                                   FORM 10-Q


(Mark one)
X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  to
                                ----------------    --------------------------
Commission File Number 333-3774
                       --------

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.
         CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION
           (Exact name of registrants as specified in their charters)



             Delaware                                    43-1728405
             --------                                    ----------
                                                         43-1740264
                                                         ----------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

   12444 Powerscourt Drive #400
   St. Louis, Missouri                                   63131
   ----------------------------------------              -----
   (Address of Principal Executive Offices)              (Zip Code)

   (Registrant's telephone number, including area code)  (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ----

As of September 30, 1996, there was one share of common stock of Charter Communications Southeast Holdings Capital Corporation outstanding, which was owned by Charter Communications Southeast Holdings, L.P.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.
         CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION


              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX



                                                                                                             Page
                                                                                                             ----
Part I.  Financial Information
         ---------------------

         Item 1.  Consolidated Financial Statements
                  a.   Consolidated Balance Sheets - September 30, 1996 and December 31, 1995                  3
                  b.   Consolidated Statements of Operations - Three Months Ended
                       September 30, 1996 and 1995                                                             4
                  c.   Consolidated Statements of Operations - Nine Months Ended
                       September 30, 1996 and 1995                                                             5
                  d.   Consolidated Statement of Partners' Capital (Deficit) - Nine Months Ended
                       September 30, 1996                                                                      6
                  e.   Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1996            7
                       and 1995
                  f.   Notes to Consolidated Financial Statements                                              8

         Separate financial statements of Charter Communications
         Southeast Holdings Capital Corporation have not been presented as this entity had no operations and substantially no assets or equity.

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                        9

Part II.  Other Information
          -----------------


          Item 1.  Legal Proceedings - None                                                                    -

          Item 2.  Change in Securities - None                                                                 -

          Item 3.  Defaults upon Senior Securities - None                                                      -

          Item 4.  Submission of Matters to a Vote of Security Holders - None                                  -

          Item 5.  Other Information - None                                                                    -

          Item 6.  Exhibits and Reports on Form 8-K - None                                                     -

          Signature Page                                                                                       17

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                           September 30,    December 31,
                                                                               1996             1995
                                                                           -------------    ------------
                             ASSETS
                             ------
CURRENT ASSETS:
  Cash and cash equivalents                                                 $  1,824,584    $  6,547,438
  Accounts receivable, net of allowance for
    doubtful accounts of $ 278,819 and $288,128,
    respectively                                                               1,784,209       1,314,179
  Prepaid expenses and other                                                   2,188,119         454,175
  Receivable from parent and affiliates                                          500,000         796,179
                                                                            ------------    ------------
             Total current assets                                              6,296,912       9,111,971
                                                                            ------------    ------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment                                              146,676,263     107,029,408
  Franchise costs, net of accumulated
    amortization of $ 62,364,700 and $40,899,887
    respectively                                                             377,806,023     303,827,917
                                                                            ------------    ------------
                                                                             524,482,286     410,857,325
                                                                            ------------    ------------
OTHER ASSETS                                                                  14,193,838       5,592,429
                                                                            ------------    ------------
                                                                            $544,973,036    $425,561,725
                                                                            ============    ============
                     LIABILITIES AND PARTNERS' CAPITAL
                     ---------------------------------
CURRENT LIABILITIES:
  Note payable - related party                                              $         --    $ 15,000,000
  Accounts payable and accrued expenses                                       12,525,786      12,330,848
  Subscriber deposits and prepayments                                            152,334         243,277
  Payable to affiliates                                                        1,826,007       1,060,451
                                                                            ------------    ------------
                                                                              14,504,127      28,634,576
                                                                            ------------    ------------
DEFERRED MANAGEMENT FEES PAYABLE TO AFFILIATE                                  3,625,833       1,898,004
                                                                            ------------    ------------
DEFERRED REVENUE                                                               1,735,205       1,114,699
                                                                            ------------    ------------
LONG-TERM DEBT, less current maturities                                      462,454,565     259,125,000
                                                                            ------------    ------------
DEFERRED INCOME TAXES                                                          5,000,128       5,111,308
                                                                            ------------    ------------
REDEEMABLE  PREFERRED LIMITED UNITS - 0 and
  393.5 Class A units and 0 and 100 Class B
  units, issued and outstanding, respectively                                         --      53,107,175
                                                                            ------------    ------------
SPECIAL LIMITED PARTNER UNITS - 0 and
  345.8526 Class A and 0 and 54.1163 Class B
  units, issued and outstanding, respectively                                         --      44,972,506
                                                                            ------------    ------------
PARTNERS' CAPITAL:
  General Partner                                                                576,532         315,985
    Preferred Limited Partners - 0 and 291.26
      Class B units, issued and outstanding,
      respectively                                                                    --              --
Common Limited Partners - 1,513.36 and
  477.19 units, issued and outstanding, respectively                          57,076,646      31,282,472
                                                                            ------------    ------------
  Total partners' Capital                                                     57,653,178      31,598,457
                                                                            ------------    ------------
                                                                            $544,973,036    $425,561,725
                                                                            ============    ============

The accompanying notes are an integral part of these consolidated balance sheets.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                                                  1996            1995
                                                              ------------     -----------
SERVICE REVENUES:
 Basic service                                                $ 23,127,456     $14,625,356
 Premium service                                                 3,846,817       2,739,434
 Other                                                           5,003,908       2,995,780
                                                              ------------     -----------
                                                                31,978,181      20,360,570
                                                              ------------     -----------
OPERATING EXPENSES:
 Operating costs                                                13,366,796       8,771,014
 General and administrative                                      2,439,015       1,624,903
 Depreciation and amortization                                  14,077,817      10,674,309
 Management fees - related party                                 1,600,171       1,022,932
                                                              ------------     -----------
                                                                31,483,799      22,093,158
                                                              ------------     -----------
 Income (loss) from operations                                     494,382      (1,732,588)
                                                              ------------     -----------
OTHER INCOME (EXPENSE):
 Interest income                                                    80,844          52,041
 Interest expense                                              (11,276,832)     (4,338,297)
 Loss from Hurricane Fran                                         (412,000)             --
 Other                                                            (148,557)       (774,877)
                                                              ------------     -----------
                                                               (11,756,545)     (5,061,133)
                                                              ------------     -----------
  Loss before benefit for income taxes and extraordinary item  (11,262,163)     (6,793,721)
BENEFIT (PROVISION) FOR INCOME TAXES                                    --         709,038
                                                              ------------     -----------
  Loss before extraordinary item                               (11,262,163)     (6,084,683)
EXTRAORDINARY ITEM - Loss on early retirement of debt                   --              --
                                                              ------------     -----------
  Net loss                                                     (11,262,163)     (6,084,683)
                                                              ------------     -----------
REDEMPTION PREFERENCE ALLOCATION:
  Special Limited Partner units                                         --        (762,760)
  Redeemable Preferred Limited units                                    --      (1,820,639)
NET LOSS ALLOCATED TO REDEEMABLE PREFERRED LIMITED UNITS                --              --
                                                              ------------     -----------
  Net loss applicable to partners' capital accounts           $(11,262,163)    $(8,668,082)
                                                              ============     ===========
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
  General Partner                                             $   (112,622)    $   (33,040)
  Class B Preferred Limited Partners                                    --      (5,364,116)
  Common Limited Partners                                      (11,149,541)     (3,270,926)
                                                              ------------     -----------
                                                              $(11,262,163)    $(8,668,082)
                                                              ============     ===========

 The accompanying notes are an integral part of these consolidated statements.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                                                   1996              1995
                                                                ------------      ------------
SERVICE REVENUES:
 Basic service                                                  $ 63,199,535      $ 37,341,398
 Premium service                                                  10,696,788         6,808,985
 Other                                                            13,000,242         6,994,004
                                                                ------------      ------------
                                                                  86,896,565        51,144,387
                                                                ------------      ------------
OPERATING EXPENSES:
 Operating costs                                                  36,414,800        21,898,707
 General and administrative                                        6,638,960         4,229,158
 Depreciation and amortization                                    38,373,620        29,362,946
 Management fees - related party                                   4,344,837         2,557,384
                                                                ------------      ------------
                                                                  85,772,217        58,048,195
                                                                ------------      ------------
   Income (loss) from operations                                   1,124,348        (6,903,808)
                                                                ------------      ------------
OTHER INCOME (EXPENSE):
 Interest income                                                     169,353           115,596
 Interest expense                                                (29,393,072)      (12,998,165)
 Loss from Hurricane Fran                                           (412,000)               --
 Other                                                              (381,823)         (776,634)
                                                                ------------      ------------
                                                                 (30,017,542)      (13,659,203)
                                                                ------------      ------------
   Loss before benefit for income taxes and extraordinary item   (28,893,194)      (20,563,011)
BENEFIT (PROVISION) FOR INCOME TAXES                                 111,180         1,181,730
                                                                ------------      ------------
   Loss before extraordinary item                                (28,782,014)      (19,381,281)
EXTRAORDINARY ITEM - Loss on early retirement of debt                     --        (1,959,438)
                                                                ------------      ------------
   Net loss                                                      (28,782,014)      (21,340,719)
                                                                ------------      ------------
REDEMPTION PREFERENCE ALLOCATION:
   Special Limited Partner units                                    (828,616)       (2,288,280)
   Redeemable Preferred Limited units                             (1,452,343)       (4,353,969)
NET LOSS ALLOCATED TO REDEEMABLE PREFERRED LIMITED UNITS           4,063,274                --
                                                                ------------      ------------
   Net loss applicable to partners' capital accounts            $(26,999,699)     $(27,982,968)
                                                                ============      ============
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
   General Partner                                              $   (269,997)     $   (114,144)
   Class B Preferred Limited Partners                                     --       (16,568,631)
   Common Limited Partners                                       (26,729,702)      (11,300,193)
                                                                ------------      ------------
                                                                $(26,999,699)     $(27,982,968)
                                                                ============      ============

  The accompanying notes are an integral part of these consolidated statements

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (Unaudited)




                                                           Class B
                                                          Preferred
                                            General        Limited         Common Limited
                                            Partner        Partners          Partners          Total
                                           --------       ---------         ------------    ------------
BALANCE, December 31, 1995                 $315,985       $      --         $ 31,282,472    $ 31,598,457
  Return of capital on Special Limited
    Partners' buyout                         25,582              --            2,532,591       2,558,173
  Capital contributions                     504,962              --           49,991,285      50,496,247
  Allocation of net loss                   (269,997)             --          (26,729,702)    (26,999,699)
                                           --------       ---------         ------------    ------------
BALANCE, June 30, 1996                     $576,532       $      --         $ 57,076,646    $ 57,653,178
                                           ========       =========         ============    ============

  The accompanying notes are an integral part of this consolidated statement.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)


                                                                                             1996             1995
                                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                $(28,782,014)    $(21,340,719)
  Adjustments to reconcile net loss to net cash provided by operating activities
    Extraordinary item - Loss on early retirement of debt                                           --        1,959,438
    Depreciation and amortization                                                           38,373,620       29,362,946
    Amortization of debt issuance costs                                                        411,923               --
    Amortization of interest rate cap agreements                                               104,084           94,377
    Forgiveness of note receivable with related party                                          100,000               --
    Amortization on discount of debentures                                                   5,554,504               --
    Deferred income taxes                                                                     (111,180)      (1,181,730)
    Changes in assets and liabilities, net of effects from acquisitions -
      Accounts receivable, net                                                               1,504,211          (41,693)
      Prepaid expenses and other                                                            (1,636,139)      (1,564,546)
      Receivable from parent and affiliates                                                    296,179         (485,279)
      Accounts payable and accrued expenses                                                 (1,426,593)       2,565,039
      Subscriber deposits and prepayments                                                      (90,943)          29,048
      Payable to affiliates - deferred management fees                                       2,493,385        2,534,119
      Deferred revenue                                                                         525,829        1,145,177
                                                                                          ------------     ------------
    Net cash provided by operating activities                                               17,316,866       13,076,177
                                                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                               (26,714,284)     (11,439,627)
  Payments for acquisitions, net of cash acquired                                         (125,270,673)    (215,779,404)
  Payments of organizational expenses                                                          (34,257)               -
  Restricted funds held in escrow                                                                    -          (20,833)
                                                                                          ------------     ------------
    Net cash used in investing activities                                                 (152,019,214)    (227,239,864)
                                                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings                                                               $200,000,061     $         --
  Payment of debt issuance costs                                                            (9,552,619)      (3,972,203)
  Borrowings under revolving credit agreement                                               16,275,000      142,800,000
  Payments under revolving credit agreement                                                (18,500,000)      (1,000,000)
  Payment of note payable                                                                  (15,000,000)              --
  Partners' capital contributions                                                                   --       51,000,000
  Preferred Limited Partners' Capital contributions                                                 --       28,500,000
  Redemption of Special Limited Partner units                                              (43,242,948)               -
                                                                                          ------------     ------------
    Net cash provided by financing activities                                              129,979,494      217,327,797
                                                                                          ------------     ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (4,722,854)       3,164,110
CASH AND CASH EQUIVALENTS, beginning of period                                               6,547,438        1,484,263
                                                                                          ------------     ------------
CASH AND CASH EQUIVALENTS, end of period                                                  $  1,824,584     $  4,648,373
                                                                                          ============     ============

CASH PAID FOR INTEREST                                                                    $ 24,172,219     $ 11,559,204
                                                                                          ============     ============
CASH PAID FOR TAXES                                                                       $         --     $         --
                                                                                          ============     ============

 The accompanying notes are an integral part of these consolidated statements.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               September 30, 1996

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

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements as of September 30, 1996 and 1995, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Form S-4 dated as of July 26, 1996. Interim results are not necessarily indicative of results for a full year.

3. LOSS FROM HURRICANE FRAN

In September 1996, Hurricane Fran caused damage to certain of the Partnership's North Carolina systems. The claim is to be settled in 1997. The Partnership recorded a $412,000 nonoperating loss for its portion of the insurance deductible.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Transactions

Since April 1994, the Charter Communications Southeast, L.P. and its subsidiaries (collectively the "Company" or the "Partnership") have completed the following acquisitions:


                      Approximate
                     --------------
   Acquisition Date  Purchase Price         Location of Systems                      Seller
   ----------------  --------------         -------------------                      ------
   April 1994        $174.7 million  Georgia, Alabama, Louisiana         McDonald Group
   January 1995      $108.0 million  Kentucky, N. Carolina, S. Carolina  Crown Media
   May 1995          $ 22.0 million  Georgia                             Peachtree
   May 1995          $ 48.0 million  Alabama                             CableSouth
   July 1995         $ 34.7 million  Georgia                             Masada Cable Partners, L.P.
   November 1995     $ 35.0 million  S. Carolina                         Masada Cable Partners II, L.P.
   January 1996      $  8.4 million  S. Carolina                         Genesis
   March 1996        $112.0 million  Georgia, N. Carolina, Tenn., Ky.    Cencom Cable Income Partners, L.P.

As of September 30, 1996, the Company had six pending acquisitions for the purchase of cable television systems serving approximately 101,000 basic subscribers for a total purchase price of approximately $179.2 million. Completion of these acquisitions is dependent upon arrangement of financing on satisfactory terms to the Partnership, and there can be no assurance that such financing will be satisfactory to the Partnership, if available at all.

Results of Operations

The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Partnership as of the dates indicated:


                                   September 30,  December 31,   September 30,
                                         1996          1995           1995
                                   -------------  ------------   -------------
     Basic Subscribers:
      Nashville Cluster                41,951            --             --
      Northern Alabama Cluster         48,451        47,757         47,510
      New Orleans Cluster              35,869        35,461         35,988
      Atlanta Cluster                  61,539        57,722         57,752
      Greenville/Spartanburg Cluster   77,286        71,083         49,436
      Non-Cluster Systems              49,892        37,083         36,867
                                      -------       -------        -------
                                      314,988       249,106        227,553
                                      =======       =======        =======
     Premium Subscription Units:
      Nashville Cluster                22,798            --             --
      Northern Alabama Cluster         22,544        50,437         50,382
      New Orleans Cluster              17,304        19,084         19,669
      Atlanta Cluster                  22,799        22,388         21,755
      Greenville/Spartanburg Cluster   29,074        26,399         21,285
      Non-Cluster Systems              30,505        23,851         24,061
                                      -------       -------        -------
                                      145,024       142,159        137,152
                                      =======       =======        =======

The following table sets forth certain items as a percentage of total service revenues for the periods indicated:



                                               For the Three Months         For the Nine Months
                                                Ended September 30           Ended September 30
                                                -----------------            -----------------
                                                   (Unaudited)                 (Unaudited)
                                                1996        1995              1996      1995
                                                -----       -----             -----    -----
Service Revenues                                  100%        100%              100%     100%
                                                -----       -----             -----    -----

Operating Expenses:
  Operating, General and Administrative          49.4        51.1              49.5     51.1
  Depreciation and Amortization                  44.0        52.4              44.2     57.4
  Management Fees - Related Party                 5.0         5.0               5.0      5.0
                                                -----       -----             -----    -----
                                                 98.4       108.5              98.7    113.5
                                                -----       -----             -----    -----
Income (loss) From Operations                     1.6        (8.5)              1.3    (13.5)
                                                -----       -----             -----    -----

Other Income (Expense):
  Interest Income                                 0.3         0.3               0.2      0.2
  Interest Expense                              (35.3)      (21.3)            (33.8)   (25.4)
  Other                                          (1.8)       (3.8)             (0.9)    (1.5)
                                                -----       -----             -----    -----
                                                (36.8)      (24.8)            (34.5)   (26.7)
                                                -----       -----             -----    -----
Net Loss before income taxes and extraordinary
  item                                          (35.2)      (33.3)            (33.2)   (40.2)
                                                =====       =====             =====    =====

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems.
Service revenues increased by 57.1% to $31,978,181 and 69.9% to $86,896,565, respectively, for the three and nine month periods ended September 30, 1996, when compared to the similar periods of 1995. These increases in 1996 are primarily due to an increase in subscribers for the basic tier of cable service offered by the systems resulting primarily from acquisitions of cable systems by the Partnership throughout 1995 and 1996. In addition, the Partnership implemented basic and expanded tier retail rate increases in certain systems, in accordance with federal law.


Basic subscribers at September 30, 1996 increased by 38.4% over September 30, 1995. In addition to the acquisitions, this increase reflects management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. In addition, a limited amount of new-build construction increased the coverage of the systems.

Premium service subscriptions increased 5.7% from September 30, 1995 to September 30, 1996. The ratio of premium service subscriptions per basic subscriber decreased from 60.3% at September 30, 1995 to 46.0% at September 30, 1996. The overall increase in the number of premium subscriptions is the result of the overall increase in basic subscribers base due to acquisitions, but the decrease in the premium ratio is primarily due to the elimination of approximately 24,000 Flix and American Movie Classics premium units in the Northern Alabama Cluster. In addition, the decrease in the premium ratio may also reflect the fact that there is an increasing variety of quality programming on the basic tier. As such, the Partnership anticipates that premium services may continue to decline relative to basic services over the next few years. As a result, the Partnership offers premium services to subscribers in a packaged format, providing subscribers with a discount from the combined retail rates of these packaged services in an effort to maintain premium subscription levels and attract additional subscriptions.

Operating Expenses

Operating, general and administrative expenses increased by $5,409,894 or 52.0% and $16,925,895 or 64.8%, respectively, for the three and nine month periods ended September 30, 1996 when compared to the similar periods of 1995. The majority of these increases were related to the acquisitions of additional cable systems during 1995 and 1996.

Depreciation and amortization increased by 31.9% from $10,674,309 to $14,077,817 and 30.7% from $29,362,946 to $38,373,620, respectively, for the three and nine months ended September 30, 1996, when compared to the similar periods of 1995. The increase in depreciation and amortization is a result of capital expenditures made to the Systems, in addition to the increase in property, plant and equipment and franchise costs resulting from the acquisitions of additional cable systems.


Other Income / Expense

Interest expense increased by 159.9% from $4,338,297 to $11,276,832 and 126.1% from $12,998,165 to $29,393,072, respectively, for the three and nine month periods ended September 30, 1996, when compared to the similar periods of 1995. This increase was primarily due to the increase in the average outstanding debt balance between the comparable periods and an increase in the interest expense associated with issuing the Senior Notes and Discount Debentures on March 28, 1996. Hurricane Fran resulted in expense of $412,000 in September, 1996.


Net Loss

Net loss increased by 85.1% from $(6,084,683) to $(11,262,163) and 34.9% from
$(21,340,719) to $(28,782,014) respectively, for the three and nine month periods ended September 30, 1996 when compared to the similar periods of 1995. In 1996, increased amortization, interest expense, and Hurricane Fran were significant factors versus the prior year.

Liquidity and Capital Resources

The Partnership's growth by acquisition in 1995 and 1996 has been funded primarily by borrowings under credit facilities with the exception of the acquisition in 1996 that was funded with the proceeds of the Senior Secured Discount Debentures and the Senior Notes. Cash flows provided by operating activities together with third party borrowings have been sufficient to fund the Partnership's debt service, capital expenditures and working capital requirements. In addition, the Partnership has funded portions of certain acquisitions through the issuance of equity securities. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient, during the next 12 months, for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Partnership anticipates that future acquisitions could be financed through borrowings, either presently available under the existing credit facilities, or as a result of amending the existing credit facilities to allow for expanded borrowing capacity, combined with additional equity contributions. Although to date the Partnership has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future and, thereby, could negatively impact the Partnership's ability to pursue a strategy that includes growth through acquisitions.

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

At September 30, 1996, the Partnership's long-term debt of $462.5 million consisted of $80.6 million outstanding under the revolving credit and term loan facility of CC-I, $176.3 million outstanding under the revolving credit and term loan facility of CC-II, $125 million of indebtedness from the sale of 11 1/4% Senior Notes by Southeast, and $80.6 million of indebtedness from the sale of 14% Senior Discount Debentures. The Partnership had unused and available borrowing capacity of $24.4 million and $28.7 million under the credit facilities of CC-I and CC-II, respectively, at September 30, 1996.

Cash interest is payable on a monthly and quarterly basis for borrowings outstanding under the CC-I and CC-II credit facilities. Cash interest is payable semi-annually, in March and September, on the Senior Notes until March 2006. The discount related to the original sale of the Senior Secured Discount Debentures is amortized through March 2001; thereafter, cash interest is payable on a semi-annual basis in March and September until March 2007. The first interest payment on the Senior Notes was paid in September 1996.

The Partnership manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facilities. Interest rate swap and cap agreements are accounted for by the Partnership as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as an adjustment to interest expense in the period incurred. The affects of the Partnership's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for either the three or nine months ended September 30, 1996.

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

In addition, the Partnership will explore possibilities for additional equity contributions. Completion of the aforementioned acquisitions is dependent upon arrangement of financing on satisfactory terms to the Partnership, and there can be no assurance that such financing will be satisfactory to the Partnership, if available at all.

The Partnership incurred capital expenditures of approximately $26.7 million during the first nine months of 1996 in connection with the improvement and upgrading of the Partnership's cable systems. The Partnership anticipates that capital expenditures for such purposes will be approximately $50.0 million during 1996 and $30.0 million during 1997, of which approximately $11.0 million per year represents anticipated maintenance capital expenditures.

During October 1996, the Partnership became aware that the local power commission affiliated with the City of Newnan, Georgia, announced its intention to construct a fiber optic system for the delivery of video and data services to the entire city. The power commission's construction would be completed during 1997 and would pass approximately 6,000 homes, from which there are currently approximately 3,600 homes that subscribe to cable television services offered by the Partnership. The Partnership anticipates completion of the upgrade of its existing cable plant to two-way 750 Mhz by December 1996, which will be followed by an aggressive marketing effort during the first quarter of 1997 to promote its new channel offerings and other services. The Partnership cannot determine the impact, if any, that this proposed project by the City of Newnan will have on long-term results or strategies of the Partnership.

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

Supplemental Analysis of Quarterly Operating Results

The following table sets forth certain operating results and statistics for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. The following dollar amounts are in thousands, except for per subscriber amounts:



                                       For the Three Months                                For the Three Months
                                     Ended September 30, 1995                            Ended September 30, 1996
                                    ------------------------                     ------------------------------------------
                                           (Unaudited)                                        (Unaudited)
                                                                                   SYSTEMS           Systems
                                                                                   ACQUIRED         Acquired
                                      Actual      PRO FORMA                      BEFORE 9-30-95   After 9-30-95      Actual
                                      ------      ---------                      --------------   -------------      ------
Service Revenues                    $ 20,361      $ 20,883                         $ 23,164          $  8,814      $ 31,978
                                    --------      --------                         --------          --------      --------
Operating Expenses:
    Operating costs                    8,771         8,977                            9,873             3,494        13,367
    General and administrative         1,625         1,679                            1,719               704         2,423
                                    --------      --------                         --------          --------      --------
                                      10,396        10,656                           11,592             4,198        15,790
                                    --------      --------                         --------          --------      --------
EBITDA (a)                          $  9,965      $ 10,227                         $ 11,572          $  4,616      $ 16,188
                                    ========      ========                         ========          ========      ========
EBITDA Margin                           48.9%         49.0%                            50.0%             52.4%         50.6%
                                    ========      ========                         ========          ========      ========
Operating Statistical Data, at end
 of period:
    Revenue per sub                    N/A        $  30.59                         $  32.84          $  36.78      $  33.84
    Homes passed                     338,507       338,507                          345,727           121,895       467,622
    Basic subscribers                227,553       227,553                          235,107            79,881       314,988
    Basic penetration                   67.2          67.2%                            68.0%             65.5%         67.4%
    Premium subscriptions            137,152       137,152                          108,249            36,775       145,024

(a) EBITDA represents income beore interest expense, income taxes, depreciation and amortization, management fees and other income (expense). EBITDA is calculated before payment of management fees so as to be consistent with certain financial terms contained in the revolving credit and term loan facilities. Management believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flows as an indicator of the Partnership's operating performance. EBITDA does not include the Partnership's debt obligations or other significant commitments.

  Results of Operations - Pro Forma for the Quarter Ended September 30, 1995
     Versus the Quarter Ended September 30, 1996 (Systems Acquired Before September 30, 1995)

The following discussion is provided to show the results of operations on a comparable basis for those systems owned by the Partnership during the three months ended September 30, 1996 versus the three months ended September 30, 1995. Specifically, the comparable analysis includes the results of operations for the five acquisitions completed between April 1994 and July 1995 - see Significant Transactions for a complete listing of all acquisitions by the Company. Certain pro forma adjustments were made to the 1995 quarterly results to reflect operating results as if the acquisition of the Georgia system acquired from Masada Cable Partners, L.P. had occurred on July 1, 1995 rather than the actual acquisition date of July 31, 1995.

Service revenues increased by $2,281,000 or 10.9% when comparing the pro forma revenues for the quarter ended September 30, 1995 to the results for the comparable systems for the quarter ended September 30, 1996. This increase is due to a net gain of approximately 7,500 basic subscribers between quarters and, second, to retail rate increases implemented in certain of the Partnership's systems.

Operating expenses increased approximately $936,000 or 8.8% when comparing the pro forma operating expenses for the quarter ended September 30, 1995 to the results for the comparable systems for the quarter ended September 30, 1996. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid to the programming services. The growth in programming expense is consistent with industry-wide increases.

The Partnership experienced growth in operating cash flow (EBITDA) of approximately $1,345,000 or 13.2% when comparing the pro forma operating cash flow for the quarter ended September 30, 1995 to the results for the comparable systems for the quarter ended September 30, 1996. In addition, EBITBA margin increased from 49.0% to 50.0% when comparing the similar periods.

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

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

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

                                 CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.


                                     By:  Charter Communications Holdings
                                             Properties, Inc..
                                             General Partner



                                     By:  /s/ Jerald L. Kent
                                          -----------------------------------
                                              Jerald L. Kent
                                              President and
                                              Chief Financial Officer


By:  /s/Jerald L. Kent                                   November 13, 1996
     -------------------------
     Jerald L. Kent
     President and
     Chief Financial Officer


By:  /s/Ralph G. Kelly                                   November 13, 1996
     -------------------------
     Ralph G. Kelly
     Senior Vice President and
     Treasurer


                                 CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS
                                   CAPITAL CORPORATION



                                     By:  /s/ Jerald L. Kent
                                          -----------------------------------
                                              Jerald L. Kent
                                              President and
                                              Chief Financial Officer


By:  /s/Jerald L. Kent                                   November 13, 1996
     -------------------------
     Jerald L. Kent
     President and
     Chief Financial Officer


By:  /s/Ralph G. Kelly                                   November 13, 1996
     -------------------------
     Ralph G. Kelly
     Senior Vice President and
     Treasurer

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

         CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

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

                        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.


                          By:  Charter Communications Holdings Properties, Inc..
                                 General Partner


                                      By:
                                          -------------------------------------
                                             Jerald L. Kent
                                             President and
                                             Chief Financial Officer


By:                                          November 13, 1996
     -------------------------
     Jerald L. Kent
     President and
     Chief Financial Officer


By:                                          November 13, 1996
     -------------------------
     Ralph G. Kelly
     Senior Vice President and
     Treasurer



                        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS
                          CAPITAL CORPORATION


                                      By:
                                          ----------------------------------
                                             Jerald L. Kent
                                             President and
                                             Chief Financial Officer



By:                                          November 13, 1996
     -------------------------
     Jerald L. Kent
     President and
     Chief Financial Officer


By:                                          November 13, 1996
     -------------------------
     Ralph G. Kelly
     Senior Vice President and
     Treasurer