Form 10-K405
period 1996-12-31
CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS LP
filed 1997-03-31
CIK 1012458

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ---------------------------
                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________

                        Commission file number 333-3774

                         ------------------------------
                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.
         CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                43-1728405
                                                  43-1740264
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

12444 Powerscourt Drive, Suite 400
St. Louis, Missouri                               63131
(Address of Principal Executive Offices)          (Zip Code)


      Registrant's telephone number, including area code:  (314) 965-0555
                         ------------------------------
       Securities registered pursuant to Section 12(b) of the Act:  None
                         ------------------------------
          Securities registered pursuant to Section 12(g) of the Act:
                                      None

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

     Indicate by check mark if disclosure of delinquent filers Pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated into this Report by reference:  _____

                                                              Total Pages: _____
                                                        Exhibit Index:  Page ___

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.
         CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION
                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                   PART I

Item 1. Business .........................................................................................   3

Item 2. Properties .......................................................................................  17

Item 3. Legal Proceedings ................................................................................  18

Item 4. Submission of Matters to a Vote of Security Holders ..............................................  18


                                                  Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters ............................  19
Item 6. Selected Financial Data  .........................................................................  19
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ............  20
Item 8. Financial Statements and Supplementary Data ......................................................  27
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .............  27

                                                 Part III

Item 10. Directors and Executive Officers of the Registrant ..............................................  28
Item 11. Executive Compensation ..........................................................................  28
Item 12. Security Ownership of Certain Beneficial Owners and Management ..................................  29
Item 13. Certain Relationships and Related Transactions ..................................................  30

                                                  Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K  ................................  33


                                     PART I


ITEM 1. BUSINESS

GENERAL

Charter Communications Southeast Holdings, L.P. ("Charter Holdings") was formed as a Delaware limited partnership in 1995 and is a holding company for other limited partnerships and corporations that own and operate cable television systems in the southeastern region of the United States (collectively referred to as the "Partnership").

Charter Communications Southeast Holdings Capital Corporation ("Holdings Capital") was formed in 1996 as a Delaware corporation to be a wholly-owned subsidiary of Charter Holdings and for the exclusive purpose of serving as a co-issuer with Charter Holdings for the Senior Secured Discount Debentures due 2007 that were issued in March 1996 (see "--Major Transactions in 1996"). Charter Holdings and Holdings Capital, referred to together herein as the "Registrants", maintain their principal executive offices at 12444 Powerscourt Drive, Suite 400, St. Louis, Missouri 63131 and their telephone number is (314) 965-0555.

The Partnership receives management services and administrative support for its operations from Charter Communications, Inc. ("Charter") pursuant to the terms of a Management Agreement. See "Item 13. Certain Relationships and Related Transactions.". Charter is a privately-held multi-system operator and manager of cable television systems serving in excess of one million subscribers. Charter has an indirect equity interest in Charter Holdings. See "Item 12. Security Ownership of Certain Beneficial Owners and Management".

The Partnership acquired its cable televisions systems (the "Systems") in a series of transactions commencing in April 1994. At December 31, 1996, the Systems served an aggregate of approximately 331,000 basic subscribers, of which 85% were located within five clusters: the Greenville-Spartanburg/Asheville Cluster in western North Carolina and South Carolina; the Atlanta cluster in the suburban corridor south of Atlanta, Georgia; the northern Alabama Cluster near Huntsville and Birmingham; the New Orleans Cluster in the suburban areas north of New Orleans, Louisiana; and the Nashville Cluster in the suburban areas northwest of Nashville, Tennessee. The remaining 15% of the Partnership's basic subscribers do not reside within the aforementioned clusters.


ORGANIZATIONAL STRUCTURE

The general partner of Charter Holdings is Charter Communications Holdings Properties, Inc. ("Holdings Properties"). Charter Holdings has direct and indirect ownership of 100% of the outstanding equity interests in Charter Communications Southeast, L.P. ("Charter Southeast"), which, in turn, serves as a holding company for certain subsidiary entities that own cable television systems. The operating subsidiary entities are Charter Communications, L.P. ("CC-I") and Charter Communications II, L.P. ("CC-II," which for purposes of this report, shall be deemed to include its subsidiaries, Charter Communications III, L.P. and Peachtree Cable TV, Inc.). Charter Holdings and its general partner, in turn, are directly and/or indirectly owned by another holding company, CharterComm Holdings, L.P. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management").

A summary of the organizational structure of the Registrants is set forth below.


                         ORGANIZATIONAL STRUCTURE OF
                    CHARTER HOLDINGS AND HOLDINGS CAPITAL



                              [STRUCTURE CHART]




MAJOR TRANSACTIONS IN 1996

In March 1996, Charter Holdings and Holdings Capital co-issued $146,820,000 principal amount at maturity of Senior Discount Debentures due 2007 (representing a yield from the date of issuance to maturity of 14%) (the "Debentures"). Concurrent with the issuance of the Debentures, Charter Southeast, a subsidiary of Charter Holdings, and Charter Communications Southeast Capital Corporation, a wholly-owned subsidiary of Charter Southeast, co-issued $125.0 million principal amount of 11-1/4% Senior Notes due 2006 (the "Senior Notes"). These two concurrent offerings of Debentures and Senior Notes are referred to as the "Offerings." Net proceeds of approximately $72.4 million from the Debentures offering, combined with net proceeds of approximately $121.3 million from the Senior Notes offering, were applied as follows: (a) $15.0 million to repay bridge notes to Charterhouse Equity Partners II, L.P.; (b) $1.1 million to repay a short-term intercompany note to CC-I; (c) $61.5 million as a capital contribution to CC-I, which used the funds to repay outstanding borrowings of $18.1, redeem $43.2 million of outstanding special limited partnership interests and pay $.2 million of transaction costs;
(d) $114.9 million as a capital contribution to CC-II, which used the funds to consummate the acquisition of systems from Cencom Cable Income Partners, L.P. ("CCIP") and pay related transaction costs; and (e) pay $1.2 million of transaction costs. See "Item 13. Certain Relationships and Related Transactions."

In connection with the issuance of the Debentures and the Senior Notes, the Partnership's operating subsidiaries amended and restated their credit facilities (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") and Charter Holdings entered into a Management Agreement with Charter that effectively provides services for all of the Partnership's operations and replaced various management agreements then in effect between certain subsidiaries and Charter. See "Item 13. Certain Relationships and Related Transactions."

In January 1996, CC-II acquired a cable television system serving certain communities in South Carolina with an aggregate of approximately 4,500 basic subscribers for an aggregate purchase price of $8.7 million, after closing adjustments.

On March 29, 1996, CC-II acquired cable television systems serving approximately 53,900 subscribers located in and around Fort Gordon, Georgia, Camp Lejeune, North Carolina, Clarksville, Tennessee, Hopkinsville, Kentucky and Tryon, North Carolina. These systems were acquired from CCIP, the general partner of which is an affiliate of Charter, for an aggregate purchase price of $112.1 million, after closing adjustments (the "CCIP Acquisition"). See "Item
3. Legal Proceedings" and "Item 13. Certain Relationships and Related Transactions."

On November 29, 1996, CC-I acquired cable television systems serving certain communities in Alabama and Tennessee with an aggregate of approximately 13,600 subscribers on that date, for an aggregate purchase price of $21.9 million, after closing adjustments.


PROPOSED ACQUISITIONS

On May 30, 1996, CC-II entered into an Asset Purchase Agreement with Cencom Cable Income Partners II, L.P. ("CCIP-II") to acquire the cable televisions systems located in Anderson County, South Carolina, for a purchase price of $36.7 million. The Anderson County systems served approximately 20,800 subscribers at December 31, 1996.

On April 26, 1996 (and amended and restated on January 16, 1997), CC-II entered into an Asset Purchase Agreement with Cencom Partners, L.P. ("CPLP") to acquire the assets of a cable television system located in Abbeville, South Carolina for purchase prices of $4.2 million. The Abbeville system served approximately 2,500 subscribers at December 31, 1996.

On May 30, 1996 (and amended and restated on January 16, 1997), CC-II entered into an Asset Purchase Agreement with Cencom Partners, L.P. ("CPLP") to acquire the assets of a cable television system located in Lincolnton, North Carolina for purchase prices of $27.5 million. The Lincolnton system served approximately 14,800 subscribers at December 31, 1996.

On May 30, 1996 (and amended and restated on January 16, 1997), CC-I entered into an Asset Purchase Agreement with CPLP to acquire the assets of a cable television system located in Sanford, North Carolina serving 12,600 subscribers at December 31, 1996, for a purchase price of $20.8 million.

The general partner of each of CPLP and CCIP-II is an affiliate of Charter. Furthermore, each of CPLP and CCIP-II is currently in the process of dissolution. Each of the above acquisitions (collectively referred to as the "CCIP-II/CPLP Acquisition") is subject to the prior approval of the holders of a majority of the outstanding limited partnership interests of CCIP-II, which approval is currently being sought by written consent. Subject to the satisfaction of certain terms and conditions, including the favorable votes of the limited partners of CCIP-II, it is currently expected that these acquisitions will be consummated in the second quarter of 1997, although there can be no assurance that these acquisitions will be consummated. See "Item 13. Certain Relationships and Related Transactions."


RECENT DEVELOPMENTS

On February 7, 1997, CC-II acquired a cable television system serving Hickory, North Carolina serving approximately 35,400 subscribers, for a purchase price of approximately $68.1 million, after closing adjustments.

On February 28, 1997, Charter Holdings received $30 million of additional limited partnership contributions as well as the contribution of the assets and related liabilities of a certain cable television system serving areas in and around Stockbridge, Georgia. The Stockbridge system, which had an appraised value of approximately $3.67 million, was contributed to Charter Southeast which, in turn, contributed such system to CC-II. The additional capital was contributed to Charter Southeast which, in turn, contributed $5.0 million of such capital to CC-I and $25.0 million of such capital to CC-II, to be ultimately used toward the proposed CCIP-II/CPLP Acquisition. Pending consummation of the CCIP-II/CPLP Acquisition, the equity contribution was used to pay down outstanding indebtedness under the credit facilities of CC-I and CC-II. See "Item 13. Certain Relationships and Related Transactions."


THE CABLE TELEVISION INDUSTRY

Most cable television systems offer a variety of channels and programming and, in recent years, more sophisticated systems with greater channel capacity have increased the potential number of programming offerings available to subscribers and, consequently, the potential revenue available per subscriber. Present day state-of-the-art cable television systems are capable of providing 36 to 108 channels of programming. See "--Marketing, Programming and Rates."

A cable television system consists of two principal operating components: one or more signal origination points called "headends" and a signal distribution system. It may also include program origination facilities. Each headend includes a tower, antennae or other receiving equipment at a location favorable for receiving broadcast signals and one or more earth stations that receive signals transmitted by satellite. The headend facility also houses the electronic equipment which amplifies, modifies and modulates the signals, preparing them for passage over the system's network of cables.

The signal distribution system consists of amplifiers and trunk lines which originate at the headend and carry the signal to various parts of the system, smaller distribution cable and distribution amplifiers which carry the signal to the immediate vicinity of the subscriber and drop lines which carry the signal into the subscriber's home. In the past several years, many cable operators have utilized fiber optic technology (in place of, or in combination with, coaxial cable) to transmit signals through the primary trunk lines.


SUBSCRIBER DATA OF THE PARTNERSHIP SYSTEMS

The following table sets forth a summary of subscriber data (rounded to the nearest hundred) of the Systems as of the dates indicated:


                                                        As of December 31,
                                                ---------------------------------
                                                1996           1995          1994
                                                ----           ----          ----
Basic Subscribers:
      Greenville-Spartanburg/Asheville Cluster  78,100          71,100           0
      Atlanta Cluster                           62,400          57,700      33,700
      Northern Alabama Cluster                  62,400          47,800      17,600
      New Orleans Cluster                       35,600          35,400      34,400
      Nashville Cluster                         42,400               0           0
      Non-Cluster Systems                       49,700          37,100      13,300
                                               -------         -------      ------
                                               330,600         249,100      99,000
                                               =======         =======      ======

Premium Subscriptions:
      Greenville-Spartanburg/Asheville Cluster  30,400          26,400           0
      Atlanta Cluster                           23,700          22,400      12,500
      Northern Alabama Cluster                  27,000          50,400       9,000
      New Orleans Cluster                       16,800          19,100      19,800
      Nashville Cluster                         22,800               0           0
      Non-Cluster Systems                       30,500          23,900       7,900
                                               -------         -------      ------
                                               151,200         142,200      49,200
                                               =======         =======      ======


See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of subscriber data.

MARKETING, PROGRAMMING AND RATES

The Systems' marketing program is based upon offering various packages of cable services designed to appeal to different market segments. Charter, in its capacity as manager of the Systems, performs and utilizes market research on selected Systems, compares the data to national research and tailors a marketing program for each individual market. The Partnership utilizes a coordinated array of marketing techniques to attract and retain subscribers, including door-to-door solicitation, telemarketing, media advertising and direct mail solicitations, gain new subscribers and increase basic and premium penetration in the communities served by the Systems.

Although services vary from system to system because of differences in channel capacity, viewer interests and community demographics, each of the individual Systems offers a "basic service tier," consisting of local television channels (network and independent stations) available over-the-air, local public channels and governmental and leased access channels. The individual Systems also offer an expanded basic tier of television stations relayed from distant cities, specialized programming delivered via satellite and various alpha-numeric channels providing information on news, time, weather and the stock market. In addition to these services, the Systems typically provide one or more premium services purchased from independent suppliers and combined in different formats to appeal to the various segments of the viewing audience, such as Home Box Office, Cinemax, Showtime, The Movie Channel and the Disney Channel. A "premium service unit" is a single premium service for which a subscriber must pay an additional monthly fee in order to receive the service. Subscribers may subscribe for one or more premium service units. The Systems also receive revenues from the sale or monthly use of certain equipment (e.g., converters, wireless remote control devices, etc.) and from cable programming guides, with some Systems offering enhanced audio services. Certain of the Systems also generate revenues from the sale of advertising spots on one or more channels, from the distribution and sale of pay-per-view movies and events, and from commissions resulting from subscribers participating in home shopping.

Rates to subscribers vary from market to market and in accordance with the type of service selected and the rates currently charged by the Systems reflect reductions effected in response to the implementation of the 1992 Cable Act (as hereafter defined). A one-time installation fee, which may be partially waived during a promotional period, is charged to new subscribers. The practices of the Partnership regarding rates are consistent with the current practices in the industry. See Item 1 - "Regulation of the Cable Television Industry" for a discussion of rate setting.


FRANCHISES

The Systems operate pursuant to an aggregate of 237 non-exclusive franchises, permits or similar authorizations issued by governmental authorities. Franchises or permits are awarded by a governmental authority and generally are not transferable absent the consent of the authority. Most of the franchises pursuant to which the Systems operate may be terminated prior to their stated expiration by the granting authority, after due process, following a breach of a material provision. Currently, 29 of the Partnership's 237 franchises, serving approximately 16% of the Partnership's subscribers in the aggregate, were within a three-year window period for renewal. Under the terms of most of the franchises, a franchise fee of up to five percent (5%) of the gross revenues derived by a cable system from the provision of cable television services (the maximum amount that may be charged by a franchising authority under the 1992 Cable Act) is payable to the franchising authority.

The Cable Acts, as herein defined, provide for an orderly franchise renewal process in which franchise renewal may not be unreasonably withheld. If a renewal is withheld and the franchising authority acquires ownership of the cable system or effects a transfer of ownership to another party, the franchise authority must pay the cable operator the "fair market value" for the system covered by such franchise. The Cable Acts also establish comprehensive renewal procedures requiring that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. In connection with the franchise renewal process, many governmental authorities require the cable operator to commit to making certain technological upgrades to the system, which may require substantial capital expenditures.

CERTAIN REGULATORY AND LEGISLATIVE DEVELOPMENTS

The cable television industry is subject to extensive regulation by federal, local and, in some instances, state government agencies. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") significantly expanded the scope of cable television regulation on an industry-wide basis by imposing rate regulation, requirements related to the carriage of local broadcast station, customer service obligations and other requirements. Under the FCC's initial rate regulations pursuant to the 1992 Cable Act, regulated cable systems (i.e., those systems not subject to effective competition) were required to apply a benchmark formula to determine their maximum permitted rates. Those systems whose rates were above the benchmark on September 30, 1992, were required to reduce their rates to the benchmark or by 10%, whichever was less. Under revised rate regulations adopted in February 1994, regulated cable systems were required to set their rates so that regulated revenues per subscriber did not exceed September 30, 1992 levels, reduced by 17% (taking into account the previous 10% reduction).

On June 15, 1995, the FCC released new rules to reduce the substantive and procedural burdens of rate regulation applicable to small cable systems (i.e., cable systems servicing 15,000 or fewer subscribers that are owned by a cable company which served, in the aggregate, 400,000 or fewer subscribers at the time such rules went into effect). Cable companies falling outside of this definition may petition the FCC for small company treatment if they can demonstrate similar circumstances. The FCC's new small cable systems rules amended the FCC's previous definitions of small cable entities to encompass a broader range of cable systems that are eligible for special rate and administrative treatment. Specifically, the new rules create a new cost-of-service approach for the purpose of determining the rate applicable to a small cable system using a five-element calculation based on a system's costs. See "--Regulation and Legislation - Small Cable Systems."

On February 1, 1996, Congress passed the Telecommunications Act of 1996 ( the "Telecommunications Act" and, together with the 1992 Cable Act, the "Cable Acts"). The Telecommunications Act was signed into law by the President on February 8, 1996, and substantially amends the Communications Act of 1934 (the "Communications Act") (including the re-regulation of subscriber rates under the 1992 Cable Act). The Telecommunications Act alters federal, state and local laws and regulations pertaining to cable television, telecommunications and other services.

Certain provisions of the Telecommunications Act could materially affect the growth and operation of the cable television industry and the cable services provided by the Partnership. Although the new legislation is expected to substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rulemakings which have been, and which will be undertaken by the FCC which will interpret and implement the Telecommunications Act's provisions. In addition, certain provisions of the Telecommunications Act (such as the deregulation of cable programming rates) are not immediately effective. Furthermore, the legality of certain of the Telecommunications Act's provisions have been and are likely to continue to be, judicially challenged, and the FCC's regulations implementing the Telecommunications Act may be appealed for reconsideration by the FCC. The Partnership is unable at this time to predict the outcome of such rulemaking or litigation or the substantive effect (financial or otherwise) of the new legislation and the rulemakings on the Partnership.

REGULATION AND LEGISLATION

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. In addition, recent legislative and regulatory changes and additional regulatory proposals under consideration may materially affect the cable television industry. The Cable Acts, both of which amended the Communications Act, establish a national policy to guide the development and regulation of cable television systems. The Communications Act was recently substantially amended by the Telecommunications Act, which alters federal, state and local laws pertaining to cable television, telecommunications and other services. Principal responsibility for implementing the policies of the Cable Acts is allocated between the FCC and state or local franchising authorities.

Cable Acts and FCC Regulation

The Cable Acts and the FCC's implementing rules establish, among other things,
(i) rate regulations, (ii) "anti-buy through" provisions, (iii) "must carry" and "retransmission consent" requirements, (iv) rules for franchise renewals and transfer, and (v) other regulations covering a variety of operational areas.

The 1992 Cable Act and the FCC's rules implementing the 1992 Cable Act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities. The Partnership is not able to predict the ultimate effect of the 1992 Cable Act or the ultimate outcome of various FCC rulemaking proceedings or the litigation challenging various aspects of the 1992 Cable Act and the FCC regulations implementing the 1992 Cable Act.

Rate Regulation. The Cable Acts and FCC regulations have imposed rate requirements for basic services and equipment. Under the 1992 Cable Act, a local franchising authority in a community not subject to "effective competition" (as defined in the 1992 Cable Act) generally is authorized to regulate basic cable service rates after certifying to the FCC that, among other things, it will adopt and administer rate regulations consistent with FCC rules, and in a manner that will provide a reasonable opportunity to consider the views of interested parties. The Telecommunications Act expands the definition of "effective competition" to include any franchise area where a local exchange carrier (or its affiliate) (or any multichannel video programming distributor using the facilities of such carrier or its affiliate) provides video programming services to subscribers by any means, other than through DBS. The local exchange carrier must provide "comparable" programming services in the franchise area. In regulating the basic service rates, certified local franchise authorities have the authority to order a rate refund of previously paid rates determined to be in excess of the maximum permitted reasonable rates.

For a defined class of "small cable operators," the Telecommunications Act immediately eliminates regulation of cable programming rates. To qualify as a "small cable operator," the operator must serve in the aggregate fewer than one percent of all U.S. subscribers and have affiliate gross revenues not exceeding $250,000,000 and serve 50,000 or fewer subscribers in any franchise area. Rate regulation of the basic service tier remains subject to regulation by local franchising authorities under the Telecommunications Act, except under specific circumstances for certain small cable operators. Rates for the basic service tier of small cable operators are deregulated if the system offered only a single tier of services as of December 31, 1994. See "--Small Cable Systems," below.

Under the 1992 Cable Act, rates for cable programming services not carried on the basic service tier ("non-basic services") could be regulated by the FCC upon the filing of a complaint by franchise authorities or subscribers that indicates the cable operator's rates for these services are unreasonable.
Three rate complaints have been filed with the FCC with respect to certain of the Partnership's cable programming service tiers, one of which has been filed with respect to the Anderson County System. The General Partner does not believe that these rate complaints, even if decided against the Partnership, will have a material adverse effect on the Partnership. The Telecommunications Act eliminates regulation of the cable programming service tier (non-basic programming) as of March 31, 1999. In the interim, rate regulation of the cable programming tier can only be triggered by a franchising authority complaint to the FCC. A franchising authority complaint must be based on more than one subscriber complaint, which must be filed within 90 days after a rate increase. If the FCC determines that the Partnership's cable programming service tier rates are unreasonable, the FCC has the authority to order the Partnership to reduce cable programming service tier rates and to refund to customers any overcharges occurring from the filing date of the rate complaint at the FCC. While management believes that the Partnership has complied in all material respects with the rate provisions of the 1992 Cable Act, in jurisdictions that have not yet chosen to certify, refunds covering a one-year period on basic service may be ordered upon future certification if the Partnership is unable to justify its rates through a benchmark or cost-of-service filing or small system cost-of-service filing pursuant to FCC rules. The General Partner is unable to estimate at this time the amount of refunds that may be payable by the Partnership in the event any of the Partnership System's rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC, although it does not believe that the amount of any such refunds would have a material adverse effect on the Partnership. Notwithstanding mandated rate reductions, cable operators currently may adjust their regulated rates to reflect inflation and what the FCC has deemed to be external costs (such as increased in franchise fees).

In November 1994, the FCC adopted the so-called "going-forward rules" which, among other things, allow cable operators to raise rates over the next three years by adding channels to the expanded basic service tier. Under the revised rules, cable operators were allowed to take a per channel markup of up to 20 cents for each channel added to the expanded basic service tier, with an aggregate cap of $1.20 per subscriber per month. Accordingly, the Partnership was permitted to adjust rates on January 1, 1995 for channel additions occurring after May 14, 1994. In addition to rate adjustments permitted for additional channels, the "going-forward rules" allowed cable operators to recover an additional amount of 30 cents in the aggregate per subscriber per month for license fees associated with adding new channels through 1996. The license fee cap applied through December 31, 1996. (During the third year, license fees are subject to the general rate rules.) Thus, through 1996 the allowable rate increases for channel adjustments and license fees could have totaled up to $1.50 per subscriber per month. Under the "going-forward rules," in 1997, cable operators may make an additional flat fee increase of 20 cents per channel per month for channels added during that year, provided that the rate increases made by cable operators over the three year period (exclusive of license fees) do not exceed $1.40 in the aggregate. For channels added after May 14, 1994, operators electing to take advantage of the 20 cents per channel adjustment may not take a 7.5% markup on programming cost increases that are otherwise currently permissible under the rate rules. The "going-forward rules" are scheduled to expire on December 31, 1997.

The "going-forward rules" also allow cable operators to place channels that were not offered on the cable system prior to October 1, 1994 on a new separate unregulated service tier as long as the regulated basic and expanded basic service tiers remain intact. Cable operators may offer the same new channels simultaneously on both an expanded basic tier and a new unregulated service tier, and may at any time move them to the new tier. Thus, operators may build up a following for new channels by putting them in the expanded basic service tier before moving them to the new unregulated service tier. Channels that were in the basic service tier or the expanded service tier prior to September 30, 1994, may not be moved to the new tier, nor may such channels be dropped from the basic or expanded basic service tiers and then added to a new tier within the two-year period after the date upon which any such channel is dropped.

In September 1995, the FCC developed an abbreviated cost-of-service form that permits cable operators to recover the costs of significant upgrades that provide benefits to subscribers of regulated cable services. Cable operators seeking to raise rates to cover the cost of an upgrade would submit only the costs of the upgrade instead of all current costs.

In another action in September 1995, the FCC established a new optional rate adjustment methodology that encourages operators to limit their rate increases to once per year to reflect inflation and changes in external costs and in the number of channels. The rules permit cable operators to "project reasonable" changes in their costs for the 12 months following the rate change (in an effort to eliminate delays in recovering costs). The order also allows operators to recover increases in additional types of franchise requirement costs. Permitted pass-through increases include increases in the costs of providing institutional networks, video services, data services to or from governmental and educational institutions, and certain other cost increases. The Partnership is unable to predict the effect of these new rate rules on its business.

In November 1995, the FCC proposed to provide cable operators with the option of establishing uniform rates for similar service packages offered in multiple franchise areas located in the same region. Under the FCC's current rules, cable operators subject to rate regulation must establish rates on a franchise-specific basis. The FCC recently adopted an order that will permit a cable television system operator to submit a proposal to establish uniform rules across multiple franchise areas. The new rules could lower cable operators' marketing costs and may also allow operators to better respond to competition from alternative providers. The Partnership is unable to predict whether these rules will be of any benefit to the Systems.

In April 1996, the FCC revised its cost-of-service rules.   Since the adoption
of these new rules, the partnership has made cost-of-service filings for several of its systems to provide justification for increased rates. Through March 15, 1997, filings made were found to justify rates in two of the partnership's Systems. There can be no assurance that other filings that have been made or will be made will be found to justify an increased rate.

In July 1996, the FCC proposed to give operators more flexibility with respect to the relative pricing of different tiers of service. Under this proposal, once an operator has set rates in accordance with existing regulations, the operator could decrease its basic service tier ("BST") rate and then take a corresponding increase in its cable programming service tier

("CPST") rate to offset the lost revenue on the BST. In this proceeding, the FCC has also asked parties to comment on whether it should place a limit on the amount of any CPST rate increase or otherwise limit the amount by which the BST and CPST rate may be adjusted.

The FCC expects that this proposal would give operators rate the structure flexibility enjoyed by alternative providers of video service who are, or soon will be, attempting to compete with cable operators but who are not subject to the rate regulation imposed by statute on cable operators. The Partnership is unable to predict whether these proposed rules will ultimately be promulgated by the FCC, and if they are promulgated, what their effect on the Partnership will be.

The uniform rate requirements in the 1992 Cable Act which require that cable operators charge uniform rates through their franchise area are relaxed by the Telecommunications Act. Specifically, the Telecommunications Act clarifies that the uniform rate provision does not apply where a cable operator faces "effective competition." In addition, bulk discounts to multiple dwelling units are exempted from the uniform rate requirements. However, complaints concerning "predatory" pricing (including with respect to bulk discounts to multiple dwelling units) may be made to the FCC. The Telecommunications Act also permits cable operators to aggregate, on a franchise system, regional or company level, its equipment costs in broad categories. The Telecommunications Act should facilitate the rationalization of equipment rates across jurisdictional boundaries. However, these cost-aggregation rules do not apply to the limited equipment used by subscribers who only receive basic programming.

"Anti-Buy Through" Provisions. The 1992 Cable Act and corresponding FCC regulations have established requirements for customers to be able to purchase video programming on a per channel or per program basis without having to subscribe to any tier of service (other than the basic service tier), subject to available technology. The available technology exception sunsets on October 5, 2002. Although most of the Partnership's subscribers are served by systems that offer addressable technology, most of the Partnership's subscribers do not currently have the requisite equipment in their home to utilize such technology. As a result, most of the Partnership Systems are currently exempt from complying with the requirements of the 1992 Cable Act. The Partnership cannot predict the extent to which this provision of the 1992 Cable Act and the corresponding FCC rules may cause customers to discontinue optional nonbasic service tiers in favor of the less expensive basic cable service.

"Must Carry" Requirements/Retransmission Consents."   Under the 1992  Cable
Act, cable television operators are subject to mandatory broadcast signal carriage requirements that allow local commercial and non-commercial educational television broadcast stations to elect to require a cable system to carry the station, subject to certain exceptions, or, in the case of commercial stations, to negotiate for "retransmission consent" to carry the station. In addition, there are requirements for cable systems to obtain retransmission consent for all "distant" commercial television stations (except for commercial/satellite-delivered independent "superstations" such as WTBS), commercial radio stations and certain low power television stations carried by such systems after October 6, 1993. The validity of mandatory signal carriage requirements is being litigated in the United States Supreme Court, which heard arguments on the must carry rule in October 1996; however, the carriage requirements will remain in effect pending the outcome of such proceedings. As a result of the mandatory carriage rules, the Partnership's Systems have been required to carry television broadcast stations that otherwise would not have been carried, thereby causing displacement of possible more attractive programming. The retransmission consent rules have resulted in the deletion of certain local and distant television broadcast stations which the Partnership's Systems were carrying. To the extent retransmission consent fees were paid for the continued carriage of certain television stations, such costs were not recoverable. Any future amounts paid in exchange for retransmission consent, however, may be passed along to subscribers as additional programming costs.

Franchise Matters. The 1984 Cable Act contains franchise renewal procedures designed to protect against arbitrary denials of renewal. The 1992 Cable Act made several changes to the renewal process that could make it easier for a franchising authority to deny renewal. Moreover, even if a franchise is renewed, a franchising authority may seek to impose new and more onerous requirements, including requiring significant upgrades in facilities and services or increased franchise fees. If a franchising authority's consent is required for the purchase or sale of a cable television system, the franchising authority may also seek to impose new and more onerous requirements as a condition to the transfer. The acceptance of these new requirements, however, may not be made a condition of the transfer. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. Although the General Partner believes that the Partnership has generally met the terms of its franchise agreements and has provided quality levels of service, and anticipates that the Partnership's future franchise renewal prospects generally will be favorable, there can be no assurance that any such franchises will be renewed or, if renewed, that the franchising authority will not impose more onerous requirements on the Partnership than previously existed.

Other FCC Regulations. The Partnership is subject to a variety of other FCC rules. covering such diverse areas as equal employment opportunity, programming, maintenance of records and public inspection of files, technical standards, leased access and customer service. The FCC has authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. The General Partner believes the Partnership is in compliance in all material respects with all applicable FCC requirements.

Small Cable Systems. The FCC has implemented rules to reduce the substantive and procedural burdens of rate regulation applicable to small cable systems (i.e., cable systems serving 15,000 or fewer subscribers that are owned by or affiliated with a cable company which served, in the aggregate, 400,000 or fewer subscribers at the time such rules went into effect). Cable companies falling outside of this definition may petition the FCC for small company treatment if they can demonstrate similar circumstances. The FCC's small cable systems rules amended the FCC's previous definitions of small cable entities to encompass a broader range of cable systems that are eligible for special rate and administrative treatment. In addition, these new rules made available to this expanded category a new regulatory scheme which the FCC expects to provide both rate relief and reduced administrative burdens. Specifically, the new rules created a new cost-of-service approach involving a five-element calculation based on a system's costs. The calculation will produce a per channel rate for regulated services that will be presumed reasonable if it is no higher than $1.24 per channel. If the formula generates a higher rate, the operator may still charge that rate if not challenged by the franchise authority, or if, upon being challenged, it meets its burden of proving that the rate is reasonable. Under these new rules, the regulatory benefits accruing to such small cable systems remain effective even if such small cable systems are later acquired by cable companies which serve in excess of 400,000 subscribers. The Partnership applied to regulatory authorities for small cable system rate relief with regard to most of its systems, and as to all such applications on file, the time period in which to file a challenge has passed. As to certain of such systems for which an application was filed, the status as a small cable system has been challenged by other parties. However, none of these challenges has been resolved by the FCC, and accordingly, in no instance has the FCC yet denied status as a small cable system to any of the Partnership's Systems.


1996 Telecommunications Act

On February 1, 1996, Congress passed the Telecommunications Act. The Telecommunications Act was signed into law by President Clinton on February 8, 1996, and substantially amends the Communications Act (including the re-regulation of subscriber rates under the 1992 Cable Act). The Telecommunications Act alters federal, state and local laws and regulations pertaining to cable television, telecommunications, and other services. In addition to the amendments previously discussed in this section, the legislation also allows additional competition in video programming by telephone companies, and makes other revisions to the Communications Act and the 1984 and 1992 Cable Acts.

Telephone Company Provision of Video Programming. Under the Telecommunications Act, telephone companies can compete directly with cable operators in the provision of video programming. The Telecommunications Act recognizes several multiple entry options for telephone companies to provide competitive video programming, including over their telephone facilities, through either common carrier transport or an "open video system," by radio communication, or as a regular cable system. LECs, including RBOCs, will be allowed to compete with cable operators both inside and outside the LECs' telephone service areas. The Telecommunications Act repeals the statutory ban on telephone company provision of video programming services in the telephone company's service areas. The FCC's video dialtone regulations have also been repealed. Pursuant to the authority granted to the FCC in the Telecommunications Act, the FCC required all video dialtone operators in order to continue to offer services, to elect one of the four permissible options for telephone companies by November 6, 1996 (as discussed more fully below). Video dialtone operators were permitted to apply for extensions based upon "good cause."

In particular, if a telephone company provides video via radio communications, it will be regulated under Title II of the Communications Act (the general sections governing use of the airwaves), rather than cable regulation under Title VI. If a telephone company provides common carriage transport of video programming, it will be subject to the requirements of Title II of the Communications Act (the general common carrier provisions), rather than Title VI cable regulation. Telephone companies providing video programming through any other means (other than as an "open video system," as described below) will be regulated under Title VI cable regulation.

The Telecommunications Act replaces the FCC's video dialtone rules with an "open video system" plan by which telephone companies can provide video programming service in their telephone service area. Telephone companies that comply with the FCC's open video system regulations (which must be prescribed within six months from enactment) will be subject to a relaxed regulatory scheme. The open video system requirements are in lieu of Title II common carrier regulation.

The FCC was directed and has prescribed rules that prohibit open video systems from discriminating among video programming providers with regard to carriage, and that ensure that open video system rates, terms and conditions for service are reasonable and non-discriminatory. Pursuant to the Telecommunications Act, the FCC has also adopted regulations prohibiting an open video system operator and its affiliates from occupying more than one-third of the system's activated channels when demand for channels exceeds supply. The Telecommunications Act also mandates other open video system regulations, including channel sharing and sports exclusivity. Open video systems will be subject to the authority of local governments to manage public rights-of-way. Local franchising authorities may require open video system operators to pay franchise-type fees, which may not exceed the rate at which franchise fees are imposed on any cable operator in the corresponding franchise area.

Buyouts. The Telecommunications Act generally prohibits buyouts of cable systems (which includes any ownership interest exceeding 10%) by LECs within the LECs' telephone service area, cable operator buyouts of LEC systems within the cable operator's franchise area, and joint ventures between cable operators and LECs in the same markets. There are certain statutory exceptions, including a rural exemption which permits buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area. Also, the FCC may grant waivers of the buyout provisions in cases where (1) the cable operator or LEC would be subject to undue economic distress; (2) the cable television system or facility would not be economically viable; or (3) the anti-competitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The relevant local franchising authority must approve any such waiver.

Public Utility Competition. The Telecommunications Act also authorizes registered utility holding companies and their subsidiaries to provide video programming services, notwithstanding the Public Utility Holding Company Act. Utilities must establish separate subsidiaries for this purpose and must apply to the FCC for operating authority. Several such utilities have been granted broad authority by the FCC to engage in activities which could include video programming.

Cross-Ownership; Reduced Regulations. The Telecommunications Act makes several other changes to relax ownership restrictions and regulation of cable systems. It repeals the 1992 Cable Act's three-year holding requirement pertaining to sales of cable systems. The broadcast/cable cross-ownership restrictions are eliminated, although the FCC's regulations prohibiting broadcast/cable common ownership currently remain. The SMATV cable cross-ownership and the MMDS cable cross-ownership restrictions have been eliminated for cable operators subject to effective competition.

The Telecommunications Act amends the definition of "cable system" so that a broader class of entities (including some which may compete with the Partnership) providing video programming will be exempt from regulation as cable systems under the Communications Act.

Pole Attachments. The Telecommunications Act also alters the scheme pertaining to pole attachment rates (rates charged by telephone and utility companies for delivery of cable services). The current method for determining rates will continue for five years. The FCC recently adopted an Order to implement the Telecommunications Act's pole attachment provisions, and is engaged in a further proceeding regarding pole attachment rates. Any increases pursuant to this new formula may not begin for five years, and will be phased in over five through ten in equal increments. However, this new FCC formula does not apply in states which certify that they regulate pole rates.

Miscellaneous Requirements and Provisions. The Telecommunications Act also imposes other miscellaneous requirements on cable operators, including an obligation to fully scramble or block at no charge the audio and video portion of any channel not specifically subscribed to by a household. In addition, sexually explicit programming must be scrambled or blocked. If the cable operator is unable to scramble or block its signal completely, it must restrict transmission to those hours of the day when children are unlikely to view the programming, as determined by the FCC. On March 24, 1997, the U.S. Supreme Court let stand a lower court ruling that allows enforcement of this provision pending consideration of a constitutional challenge. Enforcement of the scrambling requirement could increase operating expenses for operators of cable television systems, including the Partnership, and provide a competitive advantage to less regulated providers of video programming services. The Telecommunications Act also directs the FCC to adopt regulations to ensure, with certain exceptions, that video programming is fully accessible through closed captioning. The FCC recently released a report to Congress on the level at which video programming is closed captioned. The FCC has also initiated another proceeding to establish regulations to implement closed captioning requirements.

Although the Telecommunications Act may substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rulemakings which have been, and which will be undertaken by the FCC which will interpret and implement the provisions of the Telecommunications Act. In addition, certain provisions of the Telecommunications Act (such as the deregulation of cable programming rates) are not immediately effective. Further, certain provisions of the Telecommunications Act have been, and are likely to continue to be subject to legal challenges. The Partnership is unable at this time to predict the outcome of such rulemakings or litigation or the substantive effect (financial or otherwise) of the Telecommunications Act and related rulemakings on the Partnership.

FCC Implementation. The FCC is presently, and will be, engaged in numerous proceedings to implement various provisions of the Telecommunications Act. Recently, the FCC adopted cable television equipment cost aggregation rules and adopted open video system rules. In addition to the proceedings previously discussed herein, the FCC has initiated a proceeding to implement most of the Cable Act reform provisions of the Telecommunications Act.

In this proceeding, the FCC has set forth certain interim rules to govern while the FCC completes its implementation of the Telecommunications Act. Among other things, the FCC is requiring on an interim basis that for a LEC to be deemed to be offering "comparable" programming, such programming must include the signals of local broadcasters. Cable systems that meet all of the relevant criteria in the new effective competition test are exempt from rate regulation as of February 8, 1996 (the date the Telecommunications Act was signed into law by President Clinton). Cable systems may file a petition with the FCC at any time for a determination of effective competition.

The FCC has also established interim rules governing the filing of rate complaints by local franchising authorities. Local franchising authorities may file rate complaints with the FCC when the local franchising authorities receive more than one subscriber complaint concerning an operator's rate increase. If the local franchising authority receives more than one subscriber complaint within the 90-day period and decides to file its own complaint with the FCC, it must do so within 180 days after the rate increase became effective. Before filing a complaint with the FCC, the local franchising authority must first provide the cable operator written notice of its intent to do so and must give the operator a minimum of 30 days to file with the local franchising authority the relevant FCC forms used to justify a rate increase. The local franchising authority must then forward its complaint and the operator's response to the FCC within the 180 day deadline. The FCC must issue a final order within 90 days after it receives a local franchising authority complaint.

For interim purposes, the FCC has established that an operator serving fewer than 617,000 subscribers is a "small cable operator" if its annual revenues, when combined with the total annual revenues of all of its affiliates, do not exceed $250 million in the aggregate. For interim purposes, "affiliate" will be defined as a 20% or greater equity interest.

In addition to the interim rules discussed above and other miscellaneous interim rules, the FCC is also engaged in a rule-making proceeding to create and implement final rules relating to the cable reform provisions of the Telecommunications

Act. Among other issues, the FCC is considering whether to establish a LEC market share that must be satisfied before a LEC will be deemed to constitute "effective competition" to an incumbent cable operator (which would free the cable operator from rate regulation). The Partnership cannot predict the outcome of this FCC proceeding or what its ultimate effect will be.


Copyright

Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect the ability of the Partnership to obtain suitable programming and could substantially increase the cost of programming that remained available for distribution to the customers of the Partnership. The General Partner cannot predict the result of such legislative activity or the effect of such activity on the Partnership's condition (financial or otherwise). See "--Regulation and Legislation."


State and Local Regulation

Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions of its franchise agreement. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that imposed on a public utility. Attempts in other states to regulate cable television systems are continuing and can be expected to increase. The Partnership cannot predict whether any of the states in which the Partnership currently operates will engage in such regulation in the future. State and local franchising jurisdiction is not unlimited, however, and must be exercised consistently with Federal law. The 1992 Cable Act immunizes franchising authorities from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.


COMPETITION IN THE CABLE TELEVISION BUSINESS

Cable television companies generally operate under non-exclusive franchises granted by local authorities that are subject to renewal and renegotiation from time to time. The 1992 Cable Act prohibits franchising authorities from granting exclusive cable television franchises and from unreasonably refusing to award additional competitive franchises. Cable system operators may therefore experience competition from other operators building a system in an existing franchise area (i.e., an "overbuild"). The 1992 Cable Act also permits municipal authorities to operate cable television systems in their communities without franchises. Heretofore, there have been virtually no overbuilds in the areas in which the Partnership's Systems are located. However, in October, 1996, in Newnan, Georgia, the Newnan Water Sewage and Light Commission announced its intention to construct a fiber optic system and has already begun to market cable television service to the Partnership's customers within the city area. The Partnership has approximately 6,000 homes passed and 3,500 basic subscribers within the City of Newnan. The Newnan Water Sewage and Light Commission has recently received a franchise for the unincorporated county area surrounding the city. Given the recent nature of this competitive development, the Partnership cannot estimate its impact.

Other cable operators operate systems in the vicinity of the Partnership's Systems and also compete for the right to construct systems in new housing developments adjoining or otherwise located in proximity to such operator's existing systems. The Partnership believes that the selection of a cable operator to construct a system in a new housing development (which may be located near the cable systems of several different operators) is typically based upon an evaluation by the real estate developer of the programming and pricing offered by the different cable operators conducting business in proximity to such housing development.

Cable television systems also face competition from alternative methods of receiving and distributing television signals and from other sources of home entertainment. Within the home video programming market, the Partnership competes primarily with other cable franchise holders and with home satellite and wireless cable providers, and when existing franchises become available for renewal (or new franchises become available in the southeastern region of the United States), with other cable franchise holders. The Partnership believes that direct broadcast satellite ("DBS"), a service by which packages of television programming are transmitted to individual homes that are serviced by a single satellite dish, is currently the most significant competitive threat to the Partnership's Systems. There are certain disadvantages associated with DBS technology (e.g., high upfront capital costs, lack of local programming and topographical limitations which limit reception in hilly areas) that have limited its competitive impact to date. However, the prices that consumers pay to obtain a DBS satellite dish have been reduced substantially and recent published reports indicate that there are now approximately 4.5 million subscribers to DBS services, which reflects a substantial increase in the number of such subscribers from those reported in previous years. In addition, many observers are projecting continued growth for the DBS industry through the end of the decade. Thus, although it is difficult to assess the ultimate magnitude of the impact that DBS will have on the cable industry or upon the Partnership's operations and revenues, DBS services now pose a significant competitive threat to cable television systems. Furthermore, recently announced plans by Newscorp/EchoStar to seek approval to offer local broadcast channels on DBS commencing in the latter part of 1998, if implemented with effective technology and providing channels local to the markets served by the Partnership's Systems, could accelerate the timing and increase the impact of the competition. (This proposed plan calls for local stations on the DBS system in at least 75% of the country by the end of 1998, via the use of "spot beam" technology, which aims local signals down to small geographic areas.)

Cable television systems also compete with wireless program distribution services such as multichannel multipoint distribution services ("MMDS"), which uses low power microwave frequencies to transmit video programming over-the-air to customers. The FCC has amended its regulations to enable MMDS systems to compete more effectively with cable systems by making available additional channels to the MMDS industry and by refining the procedures by which MMDS licenses are granted. The FCC also recently ruled that wireless cable operators may increase their channel capacity and service offerings through digital compression techniques. Such increased capacity and offerings may make wireless cable a more significant competitor in the video programming industry. The 1992 Cable Act generally prohibits a cable operator from holding an FCC MMDS license in its franchised cable service area. However, the Telecommunications Act allows such common ownership if the cable operator is subject to "effective competition". Although the Partnership faces some actual or potential competition from MMDS operators, such competition is not yet significant. Additionally, the FCC recently allocated frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS. The Partnership is unable to predict the economic viability of wireless video services, such as MMDS, or whether such services will present a competitive threat to the Partnership.

Additional forms of competition for cable systems are master antenna television ("MATV") and satellite master antenna television system ("SMATV"). These systems are essentially small, closed cable systems which operate within specific hotels, apartment- or condominium-complexes and individual residences. Due to the widespread availability of earth stations, such private cable television systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by franchised cable television systems. MATV and SMATV systems currently benefit from operating advantages not available to franchised cable television systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. The Telecommunications Act, which to some extent deregulates or lessens the regulatory burden on the cable industry, may reduce some of the advantages of MATV and SMATV systems. However, since MATV and SMATV systems generally do not fall within the Cable Act's definition of a "cable system", notwithstanding the enactment of such legislation, they could still be exempt from other requirements of the Cable Acts which were not amended. Furthermore, the Telecommunications Act broadens an exemption from regulation as a "cable system", which may exempt additional MATV and SMATV systems from regulation under the Cable Acts.

A federal statutory cross-ownership restriction had historically limited entry into the cable television business by local telephone companies, which are potentially strong competitors to cable operators. The Telecommunications Act repealed the cross-ownership restriction and authorizes LECs to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to customers in the telephone companies' service areas, with some regulatory safeguards. See "--Regulation and Legislation." Some video programming services provided by telephone companies (e.g., "open video systems") do not require local franchises. Further, certain of the RBOCs have already entered the cable television business outside their service areas. For example, US West has purchased cable televisions systems serving subscribers in and around Atlanta, Georgia (an area in which the Partnership has cable operations). The Partnership believes that telephone companies will generally focus their efforts on cable acquisitions in larger metropolitan areas, although there can be no assurance that this will be the case.

The Telecommunications Act also authorizes registered utility holding companies and their subsidiaries to provide video programming services, notwithstanding the applicability of the Public Utility Holding Company Act. See "--Regulation and Legislation."

Other new technologies may become competitive with non-entertainment services that cable television systems can offer. Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. The Partnership cannot predict the effect that ongoing or future developments might have on the cable television industry generally or the Partnership specifically.

EMPLOYEES

Neither Charter Holdings nor Holdings Capital has any employees. As of December 31, 1996, Charter Holdings' operating subsidiaries employed a total of approximately 520 full-time equivalent persons in the operation of their cable television systems. None of these employees are represented by a union and these employers have never experienced a work stoppage. The Partnership considers its relationships with its employees to be good.

Charter acts as the management company for the Partnership pursuant to a Management Agreement, and is the employer of record of the persons who serve as executive officers of Charter Holdings and Holdings Capital. See "Item 13. Certain Relationships and Related Transactions."


OTHER MATTERS

The Partnership owns and operates cable television systems and does not engage in any other identifiable industry segments. The Partnership does not believe that changes of a seasonal nature are material to the cable television business. The Partnership has not expended material amounts during the last two years on research and development activities. As the Partnership is a service-related organization, little or no raw materials are utilized by the Partnership. The necessary hardware, coaxial cable and electronics required for construction of new cable plant are available from a variety of vendors and are generally available in ample supply. There is no one customer or affiliated group of customers to whom sales are made in amounts which exceed ten percent (10%) of the Partnership's revenues. The Partnership believes it is not affected by inflation except to the extent that the economy in general is affected thereby.


ITEM 2. PROPERTIES

The Partnership's principal physical assets consist of the components of each of the Systems, which include a headend, distribution cables and local business offices. The receiving apparatus is comprised of a tower and antennas for reception of over-the-air broadcast television signals and one or more earth stations for reception of satellite signals. Located near these receiving devices is a building that houses associated electronic gear and processing equipment. The Partnership owns the receiving and distribution equipment of each System and owns or leases small parcels of real property for the receiving sites.

Cable is either buried in trenches or is attached to utility poles pursuant to license agreements with the owners of the poles. As is typical in the cable television industry, the Partnership maintains insurance on its above-ground plant, but not for its underground plant. The Registrant owns or leases the local business office of each system from which it dispatches service employees, monitors the technical quality of the system, handles customer service and billing inquiries and administers marketing programs. The office facilities of some systems include certain equipment for program production, as required under certain of the Partnership's franchises.

The Partnership believes that its properties are generally in good condition, although the physical components of the cable systems do require maintenance and periodic upgrades to keep pace with technological advances and to comply with the requirements of certain franchising authorities. The Systems currently operate at between 270 and 750 megahertz, whereas the General Partner believes the standard in the cable television industry to be 450 megahertz.
For a discussion of historical and planned capital expenditures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Partnership plant is summarized at December 31, 1996 as follows:


                                        42 or Fewer   43 to 54  55 to 62  63 or Greater
                                         Channels     Channels  Channels    Channels       Total
                                         --------     --------  --------    --------       -----
         Number of Systems .............    49           10        12          3              74
         Miles of Plant ................   5,661        4,037     4,332        696          14,726
         Basic Subscribers .............  108,300      96,300    106,200     19,800        330,600
         % of Total Basic Subscribers ..   32.8%        29.1%     32.1%       6.0%           100%

ITEM 3.  LEGAL PROCEEDINGS


The Partnership is involved from time to time in routine legal matters incidental to its business. Management, after consultation with its legal counsel, believes that the resolution of such matters will not have a material adverse effect on the Partnership's financial position or results of operations.

A purported class action lawsuit on behalf of the limited partners of Cencom Cable Income Partners, L.P. was filed in 1995 (the "Action"), which sought, among other things, to enjoin permanently the CCIP Acquisition. On February 15, 1996, the Court of Chancery of the State of Delaware in and for new Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the CCIP Acquisition); the plaintiff's claims for money damages which might result from the proposed sale by CCIP of its assets (including the CCIP Acquisition) remain pending. Each of the defendants in the Action, including Charter and CC-II, believes the Action to be without merit and is contesting it vigorously. On October 19, 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). In connection with the filing of the Amended Complaint, the defendants informed the court that portions of the Amended Complaint were legally inadequate. The defendants filed an Answer to the Amended Complaint on December 6, 1996. In January 1997, the defendants filed a Motion for Summary Judgment to dismiss all remaining claims as to all parties in the Action. The general partner of CCIP believes that portions of the Amended Complaint are legally inadequate and intends to file a dispositive motion as to all remaining claims in the Action. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CC-II, in connection with the Action.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Not applicable.


ITEM 6.   SELECTED FINANCIAL DATA


The following selected financial data has been derived from the audited financial statements of the Partnership and should be read in conjunction with the financial statements and notes thereto included pursuant to Item 8 of this Form 10-K.


                                                            AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------
                                                            1996             1995                1994
                                                        ------------      ------------        -----------
           STATEMENT OF OPERATIONS DATA:
           Service Revenues....................         $120,279,555      $ 72,830,913        $21,561,116
           Income (loss) from Operations                     835,380        (8,206,746)        (4,989,077)
           Net loss............................          (40,419,949)      (27,585,703)        (9,609,052)

           BALANCE SHEET DATA:
           Total assets........................          577,015,932       425,561,725            --
           Long-term obligations, including
             current maturities..................        493,571,442       259,125,000            --
           Partners' (deficit) capital.........           46,015,242        31,598,457            --

           MISCELLANEOUS DATA:
           Ratio of earnings to fixed charges1/             --                 --                 --
---------------------------------------

1/ Ratio of earnings to fixed charges is calculated using income from continuing operations adding back fixed charges; fixed charges include interest expense and amortization expense for debt issuance costs. Earnings for the years ended December 31, 1996, 1995 and 1994 were insufficient to cover the fixed charges by $40,419,949, $27,585,703, and $9,609,052, respectively. As a result of such insufficiencies, these ratios are not presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT ASSET ACQUISITIONS

The Partnership has operated cable television systems for a limited period of time and had no operations prior to April 30, 1994. The Partnership completed nine acquisitions during the period of April 30, 1994 through December 31, 1996, summarized as follows:

                          Approximate
     Acquisition Date   Purchase Price        Location of Systems
     -----------------  --------------        -------------------
     April 30, 1994     $174.7 million  Georgia, Alabama, Louisiana
     January 1, 1995    $108.0 million  Kentucky, N. Carolina, S. Carolina
     May 1, 1995        $ 22.0 million              Georgia
     May 31, 1995       $ 48.0 million              Alabama
     July 31, 1995        34.7 million              Georgia
     November 30, 1995  $ 35.0 million            S. Carolina
     January 1, 1996    $  8.4 million            S. Carolina
     March 29, 1996     $112.0 million  Georgia, N. Carolina, Tenn., Ky.
     November 29, 1996  $ 22.0 million          Alabama, Tennessee


As of December 31, 1996, the Partnership had two pending acquisitions for the purchase of cable television systems serving approximately 86,100 basic subscribers for a total purchase price of approximately $157.2 million. On February 7, 1997, the Partnership completed the acquisition of the cable television system in Hickory, N.C., which serves approximately 35,400 basic subscribers, for a purchase price of approximately $68.1 million, after adjustments.

The remaining pending acquisition, the CCIP-II/CPLP Acquisition, is subject to the satisfaction of certain terms and conditions, including the favorable votes of the holders of the limited partnership interests of CCIP-II. It is anticipated that these acquisitions will be consummated during the second quarter of 1997, although there can be no assurance that these acquisitions will be consummated. See "Part I. Business - Proposed Acquisitions".

RESULTS OF OPERATIONS

The following table summarizes the amounts and the percentage of total revenues for certain items for the periods indicated:



                                                FOR THE YEAR ENDED DECEMBER 31,
                             ---------------------------------------------------------------------
                                     1996                      1995                     1994
                             -------------------        ------------------        ----------------
                                Amt.         %             Amt.        %            Amt.       %
                             ------------   ----        -----------   ----        ---------   ----
Service Revenues:
 Basic Service               $ 87,056,898   72.4        $53,237,594   73.1      $16,314,348   75.7
 Premium Service               14,648,591   12.2          9,635,049   13.2        2,786,478   12.9
 Other Services                18,574,066   15.4          9,958,270   13.7        2,460,290   11.4
                             ------------   ----        -----------   ----        ---------   ----
                              120,279,555  100.0         72,830,913  100.0       21,561,116  100.0
                             ------------   ----        -----------   ----        ---------   ----
Operating Expenses:
 Total Operating and
   General & Administrative    60,297,537   50.1         37,247,983   51.2       11,152,604   51.7
 Management Fees                6,013,899    5.0          3,642,012    5.0        1,078,000    5.0
 Depreciation & Amortization   53,132,739   44.2         40,147,664   55.1       14,319,589   66.4
                             ------------   ----        -----------   ----        ---------   ----
 Total Operating Expense      119,444,175   99.3         81,037,659  111.3       26,550,193  123.1
                             ------------   ----        -----------   ----        ---------   ----
Income (Loss) from
 Operations                       835,380    0.7         (8,206,746) (11.3)      (4,989,077) (23.1)
                             ------------   ----        -----------   ----        ---------   ----
Other Income (Expenses):
 Interest Income                  233,479    0.2            198,400    0.3           34,564    0.2
 Interest Expense             (41,020,677) (34.1)       (18,721,628) (25.7)      (4,654,539) (21.6)
 Loss from Hurricane             (367,000)  (0.3)          (744,800)  (1.0)               0    0.0
 Other                           (101,131)  (0.1)           (40,183)  (0.1)               0    0.0
                             ------------   ----        -----------   ----        ---------   ----
 Other Income (Expense)       (41,255,329) (34.3)       (19,308,211) (26.5)      (4,619,975) (21.4)
                             ------------   ----        -----------   ----        ---------   ----
Net Loss Before Income Tax
 Benefit and
 Extraordinary Item           (40,419,949) (33.6)       (27,514,957) (37.8)      (9,609,052) (44.5)

Income Tax Benefit                      0    0.0          1,888,692    2.6                0    0.0
                             ------------   ----        -----------   ----        ---------   ----
Net Loss Before Extraordinary
 Item                         (40,419,949) (33.6)       (25,626,265) (35.2)      (9,609,052) (44.5)

Extraordinary Item - Loss on
 Early Retirement of Debt               0    0.0         (1,959,438)  (2.7)               0    0.0

Net Loss                     ($40,419,949) (33.6)      ($27,585,703) (37.9)     ($9,609,052) (44.5)
                             ============   ====        ===========   ====       ==========   ====

COMPARISON OF YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television Systems.
Service revenues increased by 237.8% from $21.6 million in 1994 to $72.8 million in 1995, and increased 65.1% to $120.3 million in 1996. These increases are primarily due to the increase in the number of subscribers to the cable services offered by the Partnership as a result of the acquisitions of cable television systems during 1995 and 1996. The Partnership has been able to increase revenues through the implementation of basic and expanded tier retail rate increases in certain systems, in accordance with federal law. In addition to the subscriber increases as a result of acquisitions, the Partnership has grown its subscriber base internally as a result of management's marketing efforts to add new subscribers, increased efforts to retain existing customers, and a limited amount of new-build construction to increase the coverage area of its systems. See "Item I - Description of the Partnership Systems" for a summary of the year end subscriber data by operating cluster.

Premium service subscriptions increased from 49,200 at December 31, 1994 to 142,200 at December 31, 1995, to 151,200 at December 31, 1996. The increases in total premium units is due primarily to the increase in the number of basic subscribers as a result of the acquisitions during 1995 and 1996. Also, the number of premium service subscriptions at December 31, 1995 included approximately 24,000 Flix and American Movie Classic premium units, carriage of which was discontinued by certain systems in the Northern Alabama Cluster in early 1996. In addition, the decrease in the premium ratio, determined by dividing the number of premium subscriptions by the number of basic subscribers, may also reflect the fact that there is an increasing variety of quality programming on the basic tier. As such, the Partnership anticipates that premium services may continue to decline relative to basic services over the next few years. As a result, the Partnership offers premium services to subscribers in a packaged format, providing subscribers with a discount from the combined retail rates of these packaged services in an effort to maintain premium subscription levels and attract additional subscriptions.


Operating Expense

Operating and general and administrative expenses increased by 234.0% from $11.2 million in 1994 to $37.2 million in 1995, and increased by 61.9% to $60.3 million in 1996. These increases are primarily due to the increase in the number of subscribers served by the Partnership as a result of the acquisitions of cable television systems during 1995 and 1996. As a percentage of service revenues, operating and general and administrative expenses have declined from 51.7% to 51.2% to 50.1% for the years ended December 31, 1994, 1995 and 1996, respectively. The Partnership has been able to achieve certain operating cost efficiencies as a result of increasing the subscriber base in each of the operating clusters. However, offsetting these cost savings, the Partnership continues to experience increases in programming costs, which are expected to continue to be an on-going issue for the next few years.

Management fee expense relates to the cost associated with the certain management agreements between the Partnership and Charter. Management fee expense of the Partnership is based on 5.0% of service revenues, with 40% of the management fee expense deferred until repayment in full of the CC-I and CC-II credit facilities, the Debentures and the Senior Notes. The remaining 60% of the management fee expense is calculated and settled on a quarterly basis, paid in arrears. See "Item 13 - Certain Relationships and Related Transactions" for a discussion of the management agreements.

Depreciation and amortization expense increased by 180.4% from $14.3 million in 1994 to $40.1 million in 1995, and increased 32.3% to $53.1 million in 1996. The increase is related to the increased base of property, plant and equipment and franchise costs primarily as a result of the acquisitions of cable television systems during 1995 and 1996. In addition, the Partnership continues to incur capital expenditures for property, plant and equipment costs related to the upgrade and extension of the cable television systems.

Other Income (Expense)

Interest expense increased by 302.2% from $4.7 million in 1994 to $18.7 million in 1995, and increased by 119.1% to $41.0 million in 1996. The increased interest expense is a result of the increase in the average outstanding debt balances between years, including bank debt, the Debentures and the Senior Notes, as a result of the acquisitions of cable television systems during 1995 and 1996.

Loss from hurricanes relates to the insurance deductible costs expensed by the Partnership for Hurricane Opal in 1995 and Hurricane Fran in 1996. The Partnership maintains property and casualty insurance on its aerial plant, headends and offices, but does not maintain property and casualty insurance coverage on its underground distribution plant.


Net Loss

Net loss increased 187.1% from $9.6 million in 1994 to $27.6 million in 1995, and increased 46.5% from $27.6 million in 1995 to $40.4 million in 1996. Although the Partnership's loss from operations went from a loss of $8.2 million in 1995 to income from operations of $0.8 million in 1996, the Partnership's increased interest expense continues to be a significant factor to the Partnership's annual net loss.


Liquidity and Capital Resources

The Partnership's growth by acquisition in 1995 and 1996 has been funded primarily by borrowings, either through the credit facilities of CC-I and CC-II or with the proceeds of the Debentures and the Senior Notes. Cash flows provided by operating activities together with third party borrowings have been sufficient to fund the Partnership's debt service, capital expenditures and working capital requirements. In addition, the Partnership has funded portions of certain acquisitions through the issuance of equity securities. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient during the next 12 months for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Partnership anticipates that pending acquisitions or other potential future acquisitions could be financed through borrowings, either presently available under the existing credit facilities, or as a result of amending the existing credit facilities to allow for expanded borrowing capacity, combined with additional equity contributions. Although to date the Partnership has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future and inability to obtain financing on satisfactory terms could negatively impact the Partnership's ability to pursue a strategy that includes growth through acquisitions.

In March 1996, the Partnership engaged in a corporate restructuring and refinancing plan. As a result, Southeast Holdings and Holdings Capital issued $146.8 million principal amount of Debentures due 2007, from which the net proceeds of $72.4 million were invested in its subsidiary, Southeast, for use in operations. Simultaneously with this offering by Charter Holdings and Holdings Capital, Southeast and Southeast Capital issued $125.0 million aggregate principal amount of Senior Notes due 2006, from which the proceeds to the issuers were $121.3 million. The net proceeds of these concurrent offerings were ultimately used, among other things, as follows: $18.1 million to repay outstanding credit facilities, $16.1 million to repay other indebtedness, $43.2 million to redeem the Special Limited Partner units of CC-I, and $114.9 million to consummate the CCIP Acquisition and related transaction costs by CC-II. In connection with the offerings of the Debentures and the Senior Notes, each of CC-I and CC-II amended and restated its bank credit facility to increase the total borrowing availability, lengthen the maturity, and improve the terms and interest rates under the prior credit facilities. As a result of these amendments, availability under the CC-I facility was adjusted from $110.0 to $105.0 million, and for the CC-II facility, was increased from $135.0 to $205.0 million.

Both of these credit facilities were again amended in connection with subsequent acquisitions. In November 1996, CC-I increased its facility to $150.0 million to complete the acquisition of systems in Alabama and Tennessee (with a purchase price of $21.9 million, after adjustments), and cover anticipated borrowings for the proposed CCIP-II/CPLP Acquisition (with a purchase price of $20.8 million). In February 1997, CC-II increased its facility to $365.0 million to complete the acquisition of the Hickory, North Carolina system (with a purchase price of $68.0 million) and cover anticipated borrowings for the CCIP-II/CPLP Acquisition (with a purchase price of $68.4 million).

At December 31, 1996, the Partnership's long-term debt of $493.6 million consisted of $106.7 million outstanding under the revolving credit and term loan facility of CC-I, $178.6 million outstanding under the revolving credit and term loan facility of CC-II, $125 million of indebtedness from the sale of the Senior Notes by Southeast, and $83.3 million of indebtedness from the sale of the Debentures by Charter Holdings. The Partnership had unused and available borrowing capacity of $43.3 million and $26.4 million under the credit facilities of CC-I and CC-II, respectively, at December 31, 1996.

Under the CC-I and CC-II credit facilities, cash interest is payable on a monthly and quarterly basis for borrowings outstanding. With respect to the CC-I credit facility, the outstanding balance of $106.7 at December 31, 1996 had interest rates ranging between 7.50% and 9.13%, based upon its existing LIBOR contracts or base rate balances. The weighted average interest rates and weighted average borrowings were approximately 7.93%, 8.72% and 7.42%, and $84,693,500, $93,622,900 and $94,125,000 during the years ended December 31,
1996, 1995 and 1994, respectively. With respect to the CC-II credit facility, the outstanding balance of $178.6 at December 31, 1996 had interest rates ranging between 7.25% and 8.13%, based upon its existing LIBOR contracts or base rate balances. The weighted average interest rate and weighted average borrowings were 7.86% and 8.46% and approximately $174,512,000 and $121,092,000, during 1996 and 1995, respectively.

For the Senior Notes, cash interest is payable semi-annually, in March and September, and the first interest payment was paid in September 1996. For the Debentures, no interest is currently payable. The discount related to the original sale of the Debentures is amortized through March 2001, thereafter, cash interest is payable on a semi-annual basis in March and September until March 2007. The Partnership manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facilities. Interest rate swap and cap agreements are accounted for by the Partnership as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as an adjustment to interest expense in the period incurred. The effects of the Partnership's hedging practices on its weighted average borrowing rate and on reported interest expense were not material during 1994, 1995 or 1996. At December 31, 1996, the Partnership had eleven interest swap and cap agreements with an aggregate notional amount of $250.0 million. The estimated fair value/redemption price for these contracts as of December 31, 1996 was net deficit of approximately $54,000.

On February 28, 1997, Charter Holdings received a contribution of $30 million of additional equity as well as a contribution of the assets and related liabilities for the cable television system located in Stockbridge, Georgia. The Stockbridge system, which had an appraised value of approximately $3.67 million, was contributed by Charter Holdings to Charter Southeast which in turn contributed such system to CC-II, and the additional capital was contributed by Charter Holdings to Charter Southeast which in turn contributed such capital to CC-I and CC-II to be ultimately used toward the proposed CCIP-II/CPLP Acquisition. Pending consummation of the CCIP-II/CPLP Acquisition, the equity contribution was used to pay down outstanding indebtedness of $5.0 million and $25.0 million under the credit facilities of CC-I and CC-II, respectively. See "Item 13. Certain Relationships and Related Transactions."

The Partnership incurred capital expenditures of approximately $48.3 million during 1996 in connection with the improvement and upgrading of the Systems. The Partnership anticipates that capital expenditures for such purposes will be approximately $55.0 million to $60.0 million during 1997 for the Systems it owned at December 31, 1996 and for the Hickory, North Carolina system. In addition, the Partnership anticipates that capital expenditures for the systems to be acquired in the CCIP-II/CPLP Acquisition to be approximately $10.0 million to $13.0 million during 1997. However, the Partnership is continually reevaluating its capital expenditure budget based on economic, technological, competitive and other factors. In addition, the actual closing date of the purchase of the CCIP-II/CPLP Acquisition will affect the timing and ultimately the amount of capital expenditures incurred for these systems during 1997. The Partnership anticipates to fund its capital expenditures through availability under its existing CC-I and CC-II credit facilities and from cash generated by operations. As of December 31, 1996, the Partnership did not have any significant contractual obligations for capital expenditures.

During October 1996, the Partnership became aware that the local power commission affiliated with the City of Newnan, Georgia, announced its intention to construct a fiber optic system for the delivery of video and data services to the city. The power commission's construction would be completed during 1997 and would pass the approximately 6,000 homes inside the city limits, from which there are currently approximately 3,500 homes that subscribe to cable television services offered by the Partnership. In addition, the City of Newnan recently received a franchise for the unincorporated area surrounding the city. The Partnership completed the upgrade of its existing cable plant to 750 MHz during December 1996, and began an aggressive marketing effort during the first quarter of 1997 to promote its new channel offerings and other services. The Partnership cannot determine the impact, if any, this project by the City of Newnan will have on long-term results or strategies of the Partnership.

The Partnership has had discussions with several municipalities, counties and utility companies in Georgia to explore the possibility of sale and lease-back venture whereby the Partnership would sell the cable television distribution plant and then enter into a long-term capital lease and continue to operate the cable system. Pursuant to the proposals currently under discussion, the Partnership and its venture partner would upgrade the plant to 860 Mhz, allocating a portion of the spectrum to the venture partner for its purposes. The Partnership would expect to benefit by gaining access to upgraded plant, obtaining lower cost financing through the venture partner, and realizing certain operating costs. There is no assurance that a final agreement will be reached with respect to any such proposals.

The Partnership has insurance covering risks incurred in the ordinary course of business, including general liability, property and business interruption coverage. As is typical in the cable television industry, the Partnership does not maintain insurance covering its underground plant, the cost of which management believes is currently prohibitive. Management believes that the Partnership's insurance coverage is adequate, and intends to monitor the insurance markets to attempt to obtain coverage for the Partnerships underground plants at reasonable and cost-effective rates.

The Partnership believes that it has generally complied with the provisions of the 1992 Act regarding cable programming service rates. However, some systems may be charging rates which are in excess of allowable rates and, accordingly, may be subject to challenge by regulatory authorities, such challenge may result in the Partnership being required to make refunds to subscribers. The amount of refunds, if any, which could be payable by the Partnership in the event such systems' rates are successfully challenged by regulatory authorities is not currently estimable. The Partnership has not reserved any amounts for payment of such refunds as the General Partner does not believe that the amounts of any such refunds would have material adverse effect on the financial position or results of the Partnership.

SUPPLEMENTAL ANALYSIS OF OPERATING RESULTS FOR 1996 AND 1995 - UNAUDITED

The following table sets forth certain operating results and statistics for the year ended December 31, 1996 compared to the year ended December 31, 1995. The following dollar amounts are in thousands, except for per subscriber amounts:


                                       For the Year                                For the Year
                                 Ended December 31, 1996                     Ended December 31, 1995
                                 -----------------------                     -----------------------
                                        (Unaudited)                                  (Unaudited)
                             --------------------------------              --------------------------------
                             SYSTEMS                                       SYSTEM
                             ACQUIRED     Systems                          ACQUIRED      Systems
                               ON OR      Acquired                          ON OR       Acquired
                              BEFORE       After                            BEFORE       After
                             01/01/95     01/02/95    Actual               01/01/95     01/02/95    Total
                             --------     --------   --------              --------     --------   --------
Service Revenues             $ 66,916     $ 53,364   $120,280              $ 60,116     $ 12,715   $ 72,831
                             --------     --------   --------              --------     --------   --------
Operating Expenses:
 Operating Costs               28,890       22,081     50,971                25,805        5,251     31,056
 General & Administrative       5,317        4,009      9,326                 5,031        1,161      6,192
                             --------     --------   --------              --------     --------   --------
                             $ 34,207       26,090     60,297              $ 30,836     $  6,412   $ 37,248
                             --------     --------   --------              --------     --------   --------
EBITDA (a)                   $ 32,709     $ 27,274   $ 59,983              $ 29,280     $  6,303   $ 35,583
                             ========     ========   ========              ========     ========   ========
EBITDA Margin                   48.9%        51.1%      49.9%                 48.7%        49.6%      48.9%
                             ========     ========   ========              ========     ========   ========
 Operating Statistical
 Data, at end of Period

 Revenue per sub             $  32.18     $  34.22   $  34.05              $  29.91     $  30.13   $  30.10
 Homes passed                 250,500      246,300    496,800               245,100      133,800    378,900
 Basic subscribers            173,300      157,300    330,600               167,500       81,600    249,100
 Basic penetration              69.2%        63.9%      66.5%                 68.3%        61.0%      65.7%
 Premium subscriptions         73,600       77,500    151,100                78,900       63,300    142,200

(a) EBITDA represents income before interest expense, income taxes, depreciation and amortization, management fees and other income (expense). EBITDA is calculated before payment of management fees so as to be consistent with certain financial terms contained in the revolving credit and term loan facilities. Management believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flows as an indicator of the Partnership's operating performance. EBITDA does not include the Partnership's debt obligations or other significant commitments.

Results of Operations -  Year Ended December 31, 1995 Versus the Year Ended
                         December 31, 1996 for Systems Acquired On or Before January 1, 1995

The following discussion is provided to show the results of operations on a comparable basis for those systems owned by the Partnership during the year ended December 31, 1996 versus the year ended December 31, 1995. Specifically, the comparable analysis includes the results of operations for these systems acquired on or before January 1, 1995, which the Partnership operated for the entire fiscal years of 1996 and 1995. See "Item 7 - Significant Asset Acquisitions" for a complete listing of all acquisitions by the Partnership.

Service revenues increased by $6,800,000 or 11.3% when comparing the revenues for the year ended December 31, 1995 to the results for the comparable systems for the year ended December 31, 1996. This increase is due to a net gain of approximately 5,800 basic subscribers between years and, also, to retail rate increases implemented in certain of the Partnership's systems.

Operating expenses increased approximately $3,371,000 or 10.9% when comparing the operating expenses for the year ended December 31, 1995 to the results for the comparable systems for the year ended December 31, 1996. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid to the programming services. The growth in programming expense is consistent with industry-wide increases.

The Partnership experienced growth in operating cash flow (EBITDA) of approximately $3,429,000 or 11.7% when comparing the operating cash flow for the year ended December 31, 1995 to the results for the comparable systems for the year ended December 31, 1996, EBITDA margin increased from 48.7% to 48.9% when comparing the similar periods, primarily due to realizing certain operating efficiencies associated with the expanded clusters, offset by increases in license fees paid for programming.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements and Schedules" on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 1996, the Registrants were not involved in any disagreements with its independent certified public accountants on accounting principles or practices or on financial disclosure.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Charter Holdings has no officers or directors. Holdings Properties, the general partner of Charter Holdings, manages the business and affairs of, and has general responsibility and ultimate authority in all matters affecting business for, Charter Holdings.

The following table sets for certain information, as of March 15, 1997, with respect to the executive officers and directors of Holdings Properties and Holdings Capital.

                  NAME         AGE               POSITION

             Barry L. Babcock  50   Chairman and Director  of  Holdings
                                       Properties and Holdings Capital

             Thomas C. Dircks  39   Director of Holdings Properties

              Jerald L. Kent   40   President, Chief Financial Officer and
                                       Director of Holdings Properties
                                       and Holdings Capital

             Howard L. Wood    57   Chairman of the Management
                                       Committee and Director  of
                                       Holdings Properties and Holdings
                                       Capital

BUSINESS EXPERIENCE

Mr. Babcock has been affiliated with Charter since 1993 and now holds the position of Chairman. Mr. Babcock also co-founded CCG in 1992. Prior to that time, he was associated with CCA as the Executive Vice President of CCA from February 1986 to November 1992, and as Chief Operating Officer of CCA from May 1986 to November 1992.

Mr. Dircks has been a Vice President of Charterhouse Group International, Inc. since 1988 and is also a certified public accountant.

Mr. Kent has been affiliated with Charter since 1993 and now holds the position of President. Mr. Kent also co-founded CCG in 1992. Prior to that time, he was associated with CCA as Executive Vice President and Chief Financial Officer of CCA from 1987 through November 1992.

Mr. Wood has been affiliated with Charter since 1993, now holding the position of Chairman of the Management Committee of Charter. Mr. Wood also co-founded Charter Communications Group ("CCG") in 1992. Prior to that time, he was associated with Cencom Cable Associates, Inc. ("CCA"), which he joined in July 1987 as Director; at CCA he held the position of President, Chief Executive Officer and Director from January 1, 1989 to November 1992.


ITEM 11. EXECUTIVE COMPENSATION

During 1996, Charter Holdings had no officers or directors, and neither Charter Holdings nor its general partner, Holdings Properties, had any employees. Furthermore, during 1996, none of the executive officers of Holdings Properties, the general partner of Charter Holdings, received any compensation in his capacity as an officer or director of Holdings Properties. Charter performed management services for the Partnership pursuant to the terms of the Old Management Agreements (as defined in Item 13) through March 28, 1996, and thereafter, pursuant to the terms of the Charter Management Agreement (see "Item 13. Certain Relationships and Related Transactions").

Holdings Capital does not have any employees nor does it pay any compensation to its executive officers or directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Charter Holdings is beneficially owned by CharterComm Holdings, L.P. ("CharterComm Holdings"), which directly owns all of the limited partnership interests in Charter Holdings, and indirectly owns all of the general partnership interests (through its wholly-owned subsidiary, Charter Communications Holdings Properties, Inc. ["Holdings Properties"], which is the sole general partner of Charter Holdings). CharterComm Holdings, in turn, has two general partners, CharterComm, Inc. and CharterComm II, L.L.C. (both general partners together being the "CharterComm Entities"). The CharterComm Entities are directly and /or indirectly owned by Charterhouse Group International, Inc. and its affiliates ("Charterhouse") and Charter, with 93% and 7% interests, respectively. As a result of its investment, Charterhouse can exercise effective control over the management and affairs of CharterComm and CharterComm II, and therefore of Charter Holdings, Holdings Properties, Holdings Capital, and Charter Southeast.

The following table sets forth information on the beneficial ownership of interests in Charter Holdings as of March 15, 1997.



Name and Address of Beneficial Owners               Type of Interest                % of Units
-------------------------------------               ----------------                -----------
CHARTER HOLDINGS
CharterComm Holdings ........................  Limited Partnership Units               99.0%
12444 Powerscourt Drive, Suite 400
St. Louis, Missouri   63131

Holdings Properties .........................  General Partnership Units                1.0%
12444 Powerscourt Drive, Suite 400
St. Louis, Missouri   63131

CHARTERCOMM HOLDINGS

CharterComm II, L.L.C.(a) ...................  General Partnership Units               51.1%
c/o Charterhouse Group International, Inc.
535 Madison Avenue
New York, New York   10036

CharterComm, Inc.(b) ........................  General Partnership Units               29.9%
c/o Charterhouse Group International, Inc.
535 Madison Avenue
New York, New York   10036
Certain institutional investors .............  Preferred Limited Partnership Units     99.3%
                                               Common Limited Partnership Units        18.9%

Directors and Executive Officers ............  Preferred Limited Partnership Units      0.7%
of  Holdings Properties and  Holdings Capital  Common Limited Partnership Units      Less than 1%
as a group - 4 persons



(a) Charter, which beneficially owns 7% of the issued and outstanding interests of CharterComm, Inc. and CharterComm II, LLC may be deemed to beneficially own general partnership units of CharterComm Holdings.

(b) Charterhouse, which beneficially owns 93% of the issued and outstanding stock of CharterComm, Inc. and CharterComm II, LLC may be deemed to beneficially own general partnership units of CharterComm Holdings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENTS

During the period from January 1, 1996 to March 28, 1996, pursuant to certain management agreements entered into between each of the Partnership's operating subsidiaries, on the one hand, and Charter, on the other hand (the "Old Management Agreements"). In connection with the Offerings of Notes and Debentures, the Old Management Agreements were replaced. Charter Holdings entered into a Management Agreement dated March 28, 1996 (the "Charter Management Agreement") with Charter, pursuant to which Charter Holdings assigned and delegated to Charter its management rights and obligations under the Subsidiary Management Agreements (as defined below). Charter Holdings entered into a management agreement dated March 28, 1996 with Charter Southeast pursuant to which Charter Southeast assigned and delegated to Charter Holdings its management rights and obligations under the Subsidiary Management Agreements. Charter Southeast entered into separate management agreements, dated as of the closing date of the Offerings, with each of CC-I and CC-II (collectively, the "Subsidiary Management Agreements"). Pursuant to the Subsidiary Management Agreements, Charter Southeast has the exclusive right, authorization and responsibility to manage the day-to-day business and affairs of the cable systems owned by CC-I and CC-II, and is entitled to receive consulting/management fees equal to an aggregate of five percent of the gross subscriber revenues of such systems for its services.

Management fees payable to Charter pursuant to the Charter Management Agreement are based on 5.0% of the Partnership's annual revenues. The Indenture prohibits the payment of 40.0% of such management fee until repayment in full of the Debentures. Unpaid management fees accrue without interest. Pursuant to the Old Management Agreements and the Charter Management Agreement, during 1996, management fees recognized and expensed by the Partnership were $6,013,900, and management fees currently payable at December 31, 1996 were $1,002,400.


CCIP ACQUISITION

The Partnership, through CC-II, acquired certain cable television systems from CCIP on March 29, 1996 for an aggregate purchase price of approximately $115.0 million, including related acquisition fees and expenses. In connection with the CCIP Acquisition, each of Charter and Charterhouse received a transaction fee (see "Transaction Fees" below). The lawsuit related to the CCIP acquisition remains pending and there can be no assurance that the plaintiffs in the Action will not be awarded money damages, some or all of which may be payable by CC-II (see "Item 1. Business - Major Transactions in 1996" and "Item 3. Legal Proceedings."


PENDING CCIP-II/CPLP ACQUISITION

CC-I and CC-II have entered into agreements to purchase certain cable television systems from two partnerships currently in the process of dissolution (CPLP and CCIP-II), each of which has a general partner that is an affiliate of Charter. Due to provisions in the Indentures for the Senior Notes and Debentures concerning affiliate transactions having a fair market value exceeding $10.0 million, an independent fairness opinion will be obtained as to the fairness of the acquisitions from a financial point of view. As a result of certain rights available to the partners of CharterComm Holdings, the holders of outstanding preferred limited partnership interests of CharterComm Holdings have consented to these acquisitions (see "Rights of Preferred Limited
Partners of CharterComm Holdings" below).   In connection with these
acquisitions, each of Charter and Charterhouse will be eligible to receive an acquisition fee. See "Transaction Fees" below., and "Item 1. Business - Pending Acquisitions".

TRANSACTION FEES

In connection with acquisitions and financing transactions by Charter Holdings, Charter Southeast and its subsidiaries, Charter and Charterhouse are typically each paid financial advisory and investment banking fees. Such fees are calculated as a percentage of the transaction, based upon the size of the transaction; the smaller the transaction, the higher the percentage (up to a maximum of approximately 1.5% for each, respectively). Typically, the fee is approximately 1.0% of the transaction. In connection with acquisitions into which Charter and Charterhouse are contributing equity, such fees may be taken in the form of equity interests in the purchasing entity. In 1996, Charter Holdings and its subsidiaries paid $1,737,500 in transaction fees to Charter (including $1,500,000 payable with respect to the CCIP Acquisition) and $2,687,500 to Charterhouse (including $950,000 as transaction and consulting fees in connection with the issuance of the Charterhouse Bridge Notes (as defined) and $1,500,000 as a transaction fee in connection with the CCIP acquisition). In addition, during the first quarter of 1997, each of Charter and Charterhouse received a transaction fee of $425,000 in connection with an acquisition, and transaction fees are expected to be paid to each in connection with the CCIP-II/CPLP Acquisition. The Indenture for each of the Debentures and the Senior Notes limits the payment of such transaction fees, in the aggregate, to 1.25% of the purchase price of the transaction.


BENEFICIAL OWNERSHIP BY CHARTERHOUSE AND CHARTER

CharterComm Holdings holds a 99.0% limited partnership interest in, and, through a wholly-owned subsidiary, a 1.0% general partnership interest in Charter Holdings. CharterComm Holdings is capitalized with three classes of partnership interests: preferred limited partner interests, common limited partner interests, and general partner interests. Because Charterhouse indirectly controls both general partners of CharterComm Holdings, Charterhouse can, subject to applicable law, exercise effective control over the management and affairs of the Charter Holdings. Charter has a non-controlling direct and/or indirect interest in both general partners of CharterComm Holdings. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."


RIGHTS OF PREFERRED LIMITED PARTNERS OF CHARTERCOMM HOLDINGS

The prior consent of the preferred limited partners of CharterComm Holdings is required for certain significant corporate transactions, including, among others, the dissolution of CharterComm Holdings, certain sales or transfers of the assets of CharterComm Holdings or its subsidiaries, certain acquisitions of assets by CharterComm Holdings or its subsidiaries and contributions of property by any partner. In accordance with these provisions, the prior consent of the preferred limited partners, and where required, the waiver by the common limited partners, was obtained in connection with the contribution of $30 million of capital and the Stockbridge system in February 1997 to Charter Holdings and the immediate downstreaming thereof, the valuation for the Stockbridge system, and the proposed CCIP-II/CPLP Acquisition. (See "Item 1. Business - Recent Developments".) In addition, each of the limited partners of CharterComm Holdings has certain rights to require CharterComm Holdings to purchase all or any portion of its limited partnership interests upon the earlier to occur of (x) January 18, 2000 or (y) the occurrence of a Change of Control (as defined in the CharterComm Holdings L.P. Agreement), at a redemption price calculated in accordance with the CharterComm Holdings L.P. Agreement. The redemption price for CharterComm Holdings' (i) preferred interests equals the accreted value of such interests at the time of redemption and (ii) common interests equals the fair market value of such interests at the time of redemption. Under the terms of the CharterComm Holdings L.P. Agreement, a "Change of Control" is deemed to occur in the event of, among other things, the voluntary departure of all of Messrs. Babcock, Kent and Wood from active engagement in the management of CharterComm Holdings.

The CharterComm Holdings L.P. Agreement includes customary events of default ("Events of Default"), including, without limitation, events relating to the bankruptcy of either general partner of CharterComm Holdings or CharterComm Holdings itself, the failure of CharterComm Holdings to comply with material provisions of the CharterComm Holdings L.P. Agreement and certain other agreements, including the failure to redeem partnership interests of CharterComm Holdings when required. Upon the occurrence of an Event of Default and subject to the prior consent of a majority of the preferred limited partners, each of the preferred limited partners of CharterComm Holdings has the right to (i) replace the management of CharterComm Holdings, (ii) require the liquidation of CharterComm Holdings (with the consent of the common limited partners), or (iii) require CharterComm Holdings to purchase all or any portion of its partnership units. An Event of Default under the terms of the CharterComm Holdings L.P. Agreement could therefore result in a change of management of CharterComm Holdings, and, as result thereof, Charter Southeast. Any of such events may constitute a Change of Control under the Indenture and the credit facilities for CC-I and CC-II.

REDEMPTION OF SPECIAL LIMITED PARTNERSHIP INTERESTS

Approximately $43.2 million of the net proceeds from the Offerings were used to redeem outstanding special limited partnership interests in CC-I, which were outstanding to certain persons who sold systems to CC-I in 1994. As a result of the redemption of such special limited partnership interests, Charter Holdings beneficially owns all of the outstanding partnership interests in CC-I.


CHARTERHOUSE BRIDGE NOTES

Charter Holdings and Charterhouse Equity Partners II, L.P. ("CEP"), a Delaware limited partnership controlled by Charterhouse, executed a Note Purchase Agreement dated as of November 30, 1995 (the "Note Purchase Agreement"). By the terms of the Note Purchase Agreement, Charter Holdings issued bridge notes (the "Charterhouse Bridge Notes") due November 29, 1996 in the aggregate principal amount of $15.0 million in favor of CEP. In connection with its organization, Charter Southeast assumed the Charterhouse Bridge Notes from Charter Holdings. The proceeds from the Charterhouse Bridge Notes were used by Charter Southeast to acquire certain cable systems and the principal amount of $15.0 million plus $571,146 of accrued interest was repaid on March 28, 1996 using proceeds of the Offerings.


SHORT-TERM INTERCOMPANY NOTES

In February 1996, CharterComm, now a general partner of CharterComm Holdings, exercised an option to acquire the balance (60.0%) of the outstanding shares of CCP One, Inc. (formerly known as LEB Communications, Inc.) which it did not otherwise own for a purchase price of $1.1 million. To exercise this option, CharterComm borrowed such amount from CC-I. Upon the closing of the Offerings, CCP One, Inc. became an indirect wholly-owned subsidiary of Charter Holdings. Charter Holdings indirectly assumed from CharterComm the liability for the short-term intercompany note from CC-I and caused Charter Southeast to repay it in full, without interest, from the proceeds of the Offerings.


1997 CONTRIBUTION OF  STOCKBRIDGE SYSTEM

On February 28, 1997, Charter and Charterhouse, through CharterComm II, LLC, together contributed a 100% interest in the assets and liabilities of the Stockbridge system, which had previously been owned and operated by Charter Communications IV, L.P., as to which the general partner was an affiliate of Charter (see "--Rights of Preferred Limited Partners of CharterComm Holdings"). This contribution was valued at $3.67 million, based on an independent valuation.

                                    PART IV



ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements:
            See Index to Financial Statements and Schedules on page F-1 of this Report.

      2.    Financial Statement Schedules:
            See Index to Financial Statements and Schedules on page F-1 of this Report.

      3.   Exhibits:
           See Index on Page E-1 of this Report.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of 1996. During the first quarter of 1997, the Registrants filed a Form 8-K dated February 7, 1997 covering Item 2 with respect to the acquisition of cable television systems in Hickory, North Carolina. No financial statements were required to be filed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereto duly authorized.


CHARTER COMMUNICATIONS SOUTHEAST                CHARTER COMMUNICATIONS SOUTHEAST
  HOLDINGS, L.P.                                  HOLDINGS CAPITAL CORPORATION

By:  Charter Communications Holdings
       Properties, Inc.
     General Partner



By:   /s/ Jerald L. Kent                        By:   /s/ Jerald L. Kent
   --------------------------------                ----------------------------
   Name:  Jerald L. Kent                           Name:  Jerald L. Kent
   Title: President                                Title: President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities (as to the General Partner) and on the date indicated.


    Signature                          Title
    ---------                          -----
/s/ Barry L. Babcock         Chairman and Director of Holdings Capital and
------------------------         Holdings Properties
    Barry L. Babcock

/s/ Thomas C. Dircks
------------------------     Director of Holdings Properties
    Thomas C. Dircks

/s/ Jerald L. Kent           President, Chief Financial Officer and
------------------------          Director of Holdings Capital and Holdings
    Jerald L. Kent                Properties (Principal Financial Officer)

/s/ Howard L. Wood           Chairman of the Management Committee and
------------------------          Director of Holdings Capital and Holdings
    Howard L. Wood                Properties

/s/ Ralph G. Kelly           Sr. Vice President and Treasurer of Holdings
------------------------          Capital and Holdings Properties (Principal
 Ralph G. Kelly                   Accounting Officer)


                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                                                                          Page
                                                                                                                          ----
CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. FINANCIAL STATEMENTS:
     Report of Independent Public Accountants                                                                              F-2
     Consolidated Balance Sheets as of December 31, 1996 and 1995                                                          F-3
     Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994                            F-5
     Consolidated Statement of Partners' Capital (Deficit) for the years ended December 31, 1996, 1995 and 1994            F-6
     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994                            F-7
     Notes to Consolidated Financial Statements                                                                            F-9

CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. FINANCIAL STATEMENT SCHEDULES:

     None required.


Separate financial statements of Charter Communications Southeast Holdings Capital Corporation have not been presented as this entity had no operations and substantially no assets or equity.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Charter Communications Southeast Holdings, L.P.:


We have audited the accompanying consolidated balance sheets of Charter Communications Southeast Holdings, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ending December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications Southeast Holdings, L.P. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 1996, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
     February 21, 1997

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                                AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995

                                                                                 1996                1995
                                                                              ------------        -------------
                                                   ASSETS
                                                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                                   $  3,360,507        $  6,547,438
  Accounts receivable, net of allowance for doubtful accounts of
    $300,378 and $288,128, respectively                                          2,123,324           1,314,179
  Insurance receivable                                                             414,000                   -
  Prepaid expenses and other                                                       299,071             454,175
  Receivables from affiliates                                                      500,000             796,179
                                                                              ------------        ------------
      Total current assets                                                       6,696,902           9,111,971
                                                                              ------------        ------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment                                                163,998,045         107,029,408
  Franchise costs, net of accumulated amortization of $75,221,372 and
    $40,899,887, respectively                                                  389,065,380         303,827,917
  Covenant not to compete, net of accumulated amortization of $240,000             960,000                   -
                                                                              ------------        ------------
                                                                               554,023,425         410,857,325
                                                                              ------------        ------------
RESTRICTED FUNDS HELD IN ESCROW                                                  1,782,537                   -

OTHER ASSETS                                                                    14,513,068           5,592,429
                                                                              ------------        ------------
                                                                              $577,015,932        $425,561,725
                                                                              ============        ============

                         (Continued on following page)

                                                             1996                1995
                                                       ------------        ------------
                          LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Note payable - related party                         $          -        $ 15,000,000
  Accounts payable and accrued expenses                  23,958,762          12,330,848
  Subscriber deposits                                       260,244             243,277
  Payables to affiliates                                  2,143,899           1,060,451
                                                       ------------        ------------
                                                         26,362,905          28,634,576
                                                       ------------        ------------
DEFERRED REVENUE                                          1,661,503           1,114,699
                                                       ------------        ------------
LONG-TERM DEBT                                          493,571,442         259,125,000
                                                       ------------        ------------
DEFERRED MANAGEMENT FEES PAYABLE TO AFFILIATE             4,293,532           1,898,004
                                                       ------------        ------------
DEFERRED INCOME TAXES                                     5,111,308           5,111,308
                                                       ------------        ------------
REDEEMABLE PREFERRED LIMITED UNITS-- 393.5
  Class A units and 100 Class B units, issued
  and outstanding in 1995.  No Class A and
  Class B units issued and outstanding in 1996                    -          53,107,175
                                                       ------------        ------------
SPECIAL LIMITED PARTNER UNITS-- 345.8526
  Class A and 54.1163 Class B units, issued
  and outstanding in 1995.  No Class A and
  Class B units issued and outstanding in 1996                    -          44,972,506
                                                       ------------        ------------
PARTNERS' CAPITAL:
  General Partner                                           460,152             315,985
  Preferred Limited Partners-- 291.26 Class B
    units, issued and outstanding in 1995.  No
    Class B units issued and outstanding in 1996                  -                   -
  Common Limited Partners--1,513.36 and 477.19
    units, issued and outstanding, respectively          45,555,090          31,282,472
                                                       ------------        ------------
      Total partners' capital                            46,015,242          31,598,457
                                                       ------------        ------------
                                                       $577,015,932        $425,561,725
                                                       ============        ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                     1996              1995              1994
                                                               ------------      ------------      ------------
SERVICE REVENUES:
  Basic service                                                $ 87,056,898      $ 53,237,594      $ 16,314,348
  Premium service                                                14,648,591         9,635,049         2,786,478
  Other                                                          18,574,066         9,958,270         2,460,290
                                                               ------------      ------------      ------------
                                                                120,279,555        72,830,913        21,561,116
                                                               ------------      ------------      ------------
OPERATING EXPENSES:
  Operating costs                                                50,971,147        31,056,034         9,228,422
  General and administrative                                      9,326,390         6,191,949         1,924,182
  Depreciation and amortization                                  53,132,739        40,147,664        14,319,589
  Management fees - related party                                 6,013,899         3,642,012         1,078,000
                                                               ------------      ------------      ------------
                                                                119,444,175        81,037,659        26,550,193
                                                               ------------      ------------      ------------
      Income (loss) from operations                                 835,380        (8,206,746)       (4,989,077)
                                                               ------------      ------------      ------------
OTHER INCOME (EXPENSE):
  Interest income                                                   233,479           198,400            34,564
  Interest expense                                              (41,020,677)      (18,721,628)       (4,654,539)
  Loss from hurricanes                                             (367,000)         (744,800)               -
  Other                                                            (101,131)          (40,183)               -
                                                               ------------      ------------      ------------
                                                                (41,255,329)      (19,308,211)       (4,619,975)
                                                               ------------      ------------      ------------
      Loss before income tax benefit and extraordinary item     (40,419,949)      (27,514,957)       (9,609,052)

INCOME TAX BENEFIT                                                        -         1,888,692                 -
                                                               ------------      ------------      ------------
      Loss before extraordinary item                            (40,419,949)      (25,626,265)       (9,609,052)

EXTRAORDINARY ITEM-  Loss on early retirement of debt                     -        (1,959,438)                -
                                                               ------------      ------------      ------------
      Net loss                                                  (40,419,949)      (27,585,703)       (9,609,052)

                                                               ------------      ------------      ------------

REDEMPTION PREFERENCE ALLOCATION:
  Special Limited Partner units                                    (828,616)       (3,051,040)       (1,924,573)
  Redeemable Preferred Limited units                             (1,452,343)       (5,539,799)       (1,626,333)

NET LOSS ALLOCATED TO REDEEMABLE PREFERRED LIMITED
  UNITS                                                           4,063,274         3,408,957                 -
                                                               ------------      ------------      ------------
      Net loss applicable to partners' capital account         $(38,637,634)     $(32,767,585)     $(13,159,958)
                                                               ============      ============      ============
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS
  General Partner                                              $   (386,376)     $(12,483,543)         (210,000)
  Class B Preferred Limited Partners                                      -       (16,966,042)      (12,159,958)
  Common Limited Partners                                       (38,251,258)       (3,318,000)         (790,000)
                                                               ------------      ------------      ------------
                                                               $(38,637,634)     $(32,767,585)     $(13,159,958)
                                                               ============      ============      ============


 The accompanying notes are an integral part of these consolidated statements.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                                AND SUBSIDIARIES


                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                   Class B
                                                  Preferred           Common
                                   General         Limited           Limited
                                   Partner         Partners         Partners            Total
                                 ---------      ------------      ------------      ------------
BALANCE, December 31, 1993       $       -      $          -      $          -      $          -

  Capital contributions            210,000        29,126,000           790,000        30,126,000
  Allocation of net loss          (210,000)      (12,159,958)         (790,000)      (13,159,958)
                                 ---------      ------------      ------------      ------------
BALANCE, December 31, 1994               -        16,966,042                 -        16,966,042

  Capital contributions            474,000                 -        46,926,000        47,400,000
  Allocation of net loss          (158,015)      (16,966,042)      (15,643,528)      (32,767,585)
                                 ---------      ------------      ------------      ------------
BALANCE, December 31, 1995         315,985                 -        31,282,472        31,598,457

  Capital contributions            530,543                 -        52,523,876        53,054,419
  Allocation of net loss          (386,376)                -       (38,251,258)      (38,637,634)
                                 ---------      ------------      ------------      ------------
BALANCE, December 31, 1996       $ 460,152      $          -      $ 45,555,090      $ 46,015,242
                                 =========      ============      ============      ============

 The accompanying notes are an integral part of these consolidated statements.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                                AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                       1996                1995                1994
                                                                  -------------        ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(40,419,949)       $(27,585,703)        $(9,609,052)
  Adjustments to reconcile net loss to net cash
    provided by operating activities-
      Extraordinary item-  Loss on early retirement of debt                   -           1,959,438                   -
      Depreciation and amortization                                  53,132,739          40,147,664          14,319,589
      Amortization of debt issuance costs                             1,129,147                   -                   -
      Amortization of interest rate cap agreements                      163,833             116,992                   -
      Forgiveness of note receivable - related party                    100,000                   -                   -
      Amortization on discount of debentures                          8,271,381                   -                   -
      Losses from hurricanes                                            367,000             744,800                   -
      Deferred income taxes                                                   -          (1,888,692)                  -
      Changes in assets and liabilities, net of effects
        from acquisitions-
          Accounts receivable, net                                     (303,340)            101,411            (114,188)
          Insurance receivable                                         (414,000)                  -                   -
          Prepaid expenses and other                                    262,855              27,795             (76,104)
          Receivables from affiliates                                   296,179            (796,179)                  -
          Accounts payable and accrued expenses                       9,907,625           5,655,755           3,516,308
          Subscriber deposits                                             2,767              34,632              (2,098)
          Payables to affiliates, including deferred
            management fees                                           3,478,976          (1,577,521)            679,643
          Deferred revenue                                              452,127           1,114,699                   -
                                                                  -------------        ------------       -------------
          Net cash provided by operating activities                  36,427,340          18,055,091           8,714,098
                                                                  -------------        ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                        (48,324,063)        (19,890,910)         (4,995,661)
  Payments for acquisitions, net of cash acquired                  (145,366,096)       (251,309,527)       (176,387,357)
  Payments of organizational expenses                                  (120,551)         (1,386,627)           (827,976)
  Payments for franchise costs                                         (186,145)                  -                   -
  Restricted funds held in escrow                                    (1,782,537)            463,414            (463,414)
  Proceeds from insurance settlement                                          -             500,000                   -
                                                                  -------------        ------------       -------------
          Net cash used in investing activities                    (195,779,392)       (271,623,650)       (182,674,408)
                                                                  -------------        ------------       -------------

                         (Continued on following page)

                                                             1996                1995                1994
                                                       ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                 $200,000,061        $          -        $          -
  Payment of debt issuance costs                        (11,731,992)         (4,393,266)         (2,036,820)
  Payments for interest rate cap agreements                 (35,000)                  -            (391,500)
  Borrowings under revolving credit agreement            60,576,000         247,425,000          96,500,000
  Payments under revolving credit agreement             (34,401,000)        (81,800,000)         (3,000,000)
  Proceeds from note payable - related party                      -          15,000,000                   -
  Payment of note payable - related party               (15,000,000)                  -                   -
  Partners' capital contributions                                 -          47,400,000           1,000,000
  Preferred Limited Partners' contributions                       -          35,000,000          43,476,000
  Issuance of Special Limited Partnership units                   -                   -          39,996,893
  Payment of Special Limited Partnership units          (43,242,948)                  -                   -
  Issuance of note receivable - related party                     -                   -            (100,000)
                                                       ------------        ------------        ------------
      Net cash provided by financing activities         156,165,121         258,631,734         175,444,573
                                                       ------------        ------------        ------------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                            (3,186,931)          5,063,175           1,484,263

CASH AND CASH EQUIVALENTS, beginning of year              6,547,438           1,484,263                   -
                                                       ------------        ------------        ------------
CASH AND CASH EQUIVALENTS, end of year                 $  3,360,507        $  6,547,438        $  1,484,263
                                                       ============        ============        ============
CASH PAID FOR INTEREST                                 $ 28,859,818        $ 16,910,470        $  4,058,098
                                                       ============        ============        ============
CASH PAID FOR TAXES                                    $          -        $          -        $          -
                                                       ============        ============        ============

 The accompanying notes are an integral part of these consolidated statements.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Charter Communications Southeast Holdings, L.P. (Southeast Holdings), a Delaware limited partnership, was formed in January 1995. Southeast Holdings will terminate no later than December 31, 2014, as provided in the partnership agreement (the "Partnership Agreement"). CharterComm Holdings, L.P. (CharterComm Holdings), the parent of Southeast Holdings is indirectly owned approximately 85.5% by affiliates of Charterhouse Group International, Inc., a privately owned investment firm (collectively referred to herein as "Charterhouse"), indirectly owned approximately 6.5% by Charter Communications, Inc. (Charter), manager of the Partnership's operating cable television systems, and 7.0% primarily by other institutional investors.

In February 1996, CharterComm, Inc. (CharterComm) exercised an option to acquire the remaining balance of the outstanding shares (60%) of CCP One, Inc. (CCP I) (formerly known as LEB Communications, Inc., General Partner of Charter Communications, L.P. (CC-I), which it did not otherwise own, for a purchase price of $1.1 million. CharterComm borrowed the amount of the purchase price from CC-I to exercise this option. Charter Communications Southeast, L.P. (Southeast), assumed the liability for the short-term intercompany note from CharterComm. In addition, the Partnership forgave approximately $100,000 of debt outstanding under a promissory note (see Note 15) with the original shareholder.

On March 28, 1996, the net assets of CC-I were transferred from CharterComm to Southeast in exchange for a 36.3% General Partnership interest in CharterComm Holdings, the parent of Southeast Holdings. This transfer was accounted for as a reorganization under common control and, accordingly, the consolidated financial statements and notes have been restated to include the results and financial position of CC-I for all periods presented. Thus, the accompanying consolidated financial statements include the accounts of Southeast Holdings and its direct and indirect wholly owned subsidiaries, Charter Communications Southeast Properties, Inc. (Southeast Properties), Charter Communications Southeast Holdings Capital Corporation (Holdings Capital), Charter Communications Southeast Capital Corporation (Southeast Capital), CCP II, Inc. (CCP II), CCP I, Charter Communications II, L.P. (CC-II) and CC-I, collectively referred to as the "Partnership" herein. All significant intercompany balances and transactions have been eliminated in consolidation.

On March 28, 1996, the Preferred Limited Partners exchanged their interests in the Partnership for interests in CharterComm Holdings (see Notes 3 and 4).

CC-I commenced operations effective April 1994, through the acquisition of certain cable television systems. CC-II commenced operations effective January 1995 through the acquisition of certain cable television systems.

As of December 31, 1996, the Partnership provided cable television service to approximately 240 franchises serving approximately 330,600 basic subscribers in Alabama, Georgia, Kentucky, Louisiana, North Carolina, South Carolina and Tennessee.

Cash Equivalents

Cash equivalents at December 31, 1996 and 1995, consist primarily of repurchase agreements with original maturities of 90 days or less. These investments are carried at cost, which approximates market value. The Partnership is subject to loss for amounts invested in repurchase agreements in the event of nonperformance by the financial institution which acts as the counterparty under such agreements; however, such noncompliance is not anticipated.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable transmission and distribution facilities, and the cost of new customer installation. The costs of disconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to expense as incurred, and equipment replacement and betterments are capitalized.

Depreciation is provided using the composite method on a straight-line basis over the estimated useful lives of the related assets as follows:


Trunk and distribution systems                    10 years
Subscriber installations                          10 years
Buildings, headends and leasehold improvements  5-20 years
Converters                                         5 years
Vehicles and equipment                          4-10 years
Office equipment                                5-10 years

Franchise Costs

Costs incurred in obtaining and renewing cable franchises are initially deferred and amortized over the legal lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable television systems represent the excess of the cost of properties acquired over the amounts assigned to the net tangible assets at date of acquisition. Acquired franchise rights are amortized using the straight-line method over a period of up to 15 years.

Covenant Not to Compete

Covenant not to compete is amortized over the term of the agreement (five years).

Other Assets

Organizational expenses are being amortized using the straight-line method over five years. Debt issuance costs are being amortized over the term of the debt. The interest rate cap costs are being amortized over the terms of the agreement, which approximates three years.

During 1995, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121 entitled, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS No. 121, the Partnership periodically reviews the carrying value of its long-lived assets, identifiable intangibles and franchise costs in relation to historical financial results, current business conditions and trends (including the impact of existing legislation and regulation) to identify potential situations in which the carrying value of such assets may not be recoverable. If a review indicates that the carrying value of such assets may not be recoverable, the carrying value of such assets in excess of their fair value will be recorded as a reduction of the assets' cost as if a permanent impairment has occurred. No impairments have occurred and accordingly, no adjustments to the consolidated financial statements of the Partnership have been recorded relating to SFAS No. 121.

Revenues

Cable service revenues are recognized when the related services are provided.

Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the average estimated period that customers are expected to remain connected to the cable television system.

Franchise fees collected from cable subscribers and paid to local franchises are reported as revenues.

Derivative Financial Instruments

The Company manages risk arising from fluctuations in interest rates by using interest rate swap and cap agreements, as required by its credit agreements. These agreements are treated as off-balance sheet financial instruments. The interest rate swap and cap agreements are being accounted for as a hedge of the debt obligation, and accordingly, the net settlement amount is recorded as an adjustment to interest expense in the period incurred.

Income Taxes

Income taxes are the responsibility of the partners and are not provided for in the accompanying financial statements except for CC-II's indirect wholly owned subsidiary, Peachtree Cable TV, Inc. (Peachtree). Peachtree is a C corporation, and taxes have been provided for in the accompanying financial statements in accordance with that described in SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires accounting for income taxes based on the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. DISTRIBUTIONS AND ALLOCATIONS:

For financial reporting purposes, redemption preference allocations, profits and losses are allocated in accordance with the liquidation provisions of the applicable partnership agreements.

Currently, under terms of the Partnership Agreement, allocation of partnership profits of Southeast Holdings for income tax reporting purposes is based upon capital contributions, as set forth in the Partnership Agreement.

Currently, partnership losses for income tax reporting purposes are allocated as follows for Southeast Holdings: (i) 99% to the limited partners and 1% to the General Partner until the capital account of any such partner is reduced to zero, (ii) 100% to the General Partner until the capital account of any such partner is reduced to zero and (iii) to the partners in proportion to the positive balances of their capital accounts until such balances are reduced to zero.

Prior to the reorganization under common control, the Partnership profits of CC-I were allocated for income tax reporting purposes as follows: (i) to partners which deficit capital balances, in proportion to such deficits, until such deficits are reduced to zero; (ii) to the Special Limited Partners, as discussed in Note 5; (iii) to the Class A Preferred Limited Partners until each such Limited Partner's capital account equals its unrecovered capital plus its unrecovered preference amount (preference amount is equal to 17% of the unrecovered capital and preference amount per annum); (iv) to the Class B Preferred Limited Partners until each such Limited Partner's capital account equals its unrecovered capital plus its unrecovered preference amount (preference amount is equal to 19% of the unrecovered capital and preference amount per annum); (v) to the Common Limited Partners and the General Partner until each of such Partner's capital account equals its unrecovered capital; and (vi) the remaining balance, 79% to the Common Limited Partners and 21% to the General Partner.

Prior to the reorganization under common control, partnership losses of CC-I were allocated for income tax reporting purposes as follows: (i) to the Class A Preferred Limited Partners until the capital accounts of such partners are reduced to zero; (ii) to the Class B Preferred Limited Partners until the capital accounts of such partners are reduced to zero; (iii) 79% to the Common Limited Partners, and 21% to the General Partner until the capital account of any such partner is reduced to zero; and (iv) to the partners in proportion to the positive balances of their capital accounts until such balances are reduced to zero; provided, however, any item of loss or deduction which would cause or increase a deficit balance in a limited partner's capital account shall be allocated to the General Partner.

As stated in the Partnership Agreement, the Partnership may make distributions to the partners out of all available funds at such times and in such amounts as the General Partner may determine in its sole discretion.

For financial reporting purposes, redemption preference allocations, profits and losses are allocated in accordance with the liquidation provisions of the Agreement.

3. REDEEMABLE PREFERRED LIMITED UNITS (CC-II):

Prior to the reorganization under common control, CC-II could, at its option, redeem all or any portion of the outstanding Preferred Limited Partner units for an amount equal to the Optional Redemption Price, as defined in CC-II's Partnership Agreement, on three separate occasions, on or after January 18, 2000; provided, however, CC-II had funds available to pay in cash the Optional Redemption Price for all the Preferred Limited Partner units to be redeemed. In the case of any redemption of less than all of the then outstanding Preferred Limited Partner units, such redemption was to be made pro rata among all the holders of the Preferred Limited Partner units according to the number of Preferred Limited Partner units held. In addition, CC-II would have redeemed all of the outstanding Preferred Limited Partner units at the Mandatory Redemption Price, as defined in CC-II's Partnership Agreement, on January 18, 2005.

The Class A and B Preferred Limited Partners' preference return has been reflected as an addition to the Redeemable Preferred Limited Partner units, and the decrease has been allocated to the General Partner and Common Limited Partner consistent with the liquidation and distribution provisions in CC-II's Partnership Agreement.

At March 28, 1996, the balance related to the Preferred Limited Partner units was determined as follows:


Initial contributions                                $35,000,000
1995 redemption preference allocation                  3,729,149
                                                     -----------
        Balance, December 31, 1995                    38,729,149
1996 redemption performance allocation                 1,452,343
                                                     -----------
        March 28, 1996                               $40,181,492
                                                     ===========

On March 28, 1996, in connection with the reorganization under common control, the Preferred Limited Partners of CC-II exchanged their preferred interests in CC-II for preferred and common limited partnership interests in CharterComm Holdings. The Preferred Limited Partners of CC-II's balance at March 28, 1996, was transferred to CharterComm Holdings and then contributed to the Partnership.

4. REDEEMABLE PREFERRED LIMITED UNITS (CC-I):

Prior to the reorganization under common control, CC-I could redeem the Class A Preferred Limited Partner units for an amount equal to the unrecovered capital plus any unrecovered preference amount on or after April 30, 1996; provided, however, that CC-I had not redeemed any Class A Preferred Limited Partner units prior to the redemption of all the Special Limited Partner units. In addition, the holders of the Class A Preferred Limited Partner units had the right to cause CC-I to purchase all of the units held by such holders at any time after April 30, 1998, subject to certain conditions, including approval by the Special Limited Partner, as stated in CC-I's Partnership Agreement, at a price equal to the unrecovered capital and the unrecovered preference amount.

The obligation to purchase the Class A Preferred Limited Partner units was conditioned upon the purchase not causing default under any Senior Indebtedness, as defined in CC-I's Partnership Agreement, which would afford the holder thereof the right to accelerate the maturity date of such Senior Indebtedness. Based on these redemption clauses, the Class A Preferred Limited Partners' preference return has been reflected as an addition to the Redeemable Preferred Limited units, and the decrease has been allocated to the General Partner, Class B Preferred Limited Partners and Common Limited Partners consistent with the liquidation and distribution provisions of CC-I's Partnership Agreement.

At March 28, 1996, the balance related to CC-I Class A Preferred Limited Partner units was determined as follows:


Initial contributions                                         $14,350,000
1994 redemption preference allocation                           1,626,333
                                                              -----------
      Balance, December 31, 1994                               15,976,333

1995 redemption preference allocation                           1,810,650
Allocation of 1995 net loss                                    (3,408,957)
                                                              -----------
      Balance, December 31, 1995                               14,378,026

1996 redemption preference allocation                                   -
Allocation of net loss                                         (4,063,274)
Return of capital - Special Limited Partner units               2,558,173
                                                              -----------
      Balance, March 28, 1996                                 $12,872,925
                                                              ===========

On March 28, 1996, in connection with the reorganization under common control and pursuant to a Co-Sale Agreement, Subscription Agreement and Contribution Agreement, the Preferred Limited Partners of CC-I exchanged their preferred interests in CC-I for preferred and common limited partnership interests in CharterComm Holdings. The Preferred Limited Partners of CC-I's balance at March 28, 1996, was transferred to CharterComm Holdings and then contributed to the Partnership.

5. SPECIAL LIMITED PARTNER UNITS (CC-I):

Prior to the reorganization under common control, CC-I's partnership profits were allocated to the Special Limited Partners until the allocation profits equal the unrecovered preference amount (preference amounts range from 6% to 17.5% of the unrecovered initial cost of the partnership units and unrecovered preference amounts per annum). When there was no profit to allocate, the preference return was reflected as a decrease in Partners' Capital.

Prior to the reorganization under common control, CC-I could redeem the Special Limited Partner units at any time for an amount equal to the unrecovered initial cost of the partnership units plus any unrecovered preference amount with respect to the units. In addition, the Special Limited Partner had the option to cause CC-I to redeem the units any time after April 30, 2001. Based on these redemption clauses, the Special Limited Partner units have been excluded from Partners' Capital and the decrease in Partners' Capital attributed to the Special Limited Partners' preference return has been allocated to the other partners in a manner consistent with the liquidation and distributions provisions of CC-I's Partnership Agreement. In accordance with CC-I's Partnership Agreement, distributions would be allocated to the Special Limited Partner equal to the unrecovered preference allocation and the unrecovered initial cost of the partnership units prior to distributions to any other partnership unit.

At December 31, 1995, the balance of $44,972,506 related to the Special Limited Partner units consisted of $39,996,893 of initial cost of the partnership units and $4,975,613 of preference allocation. For the period from January 1, 1996, to March 28, 1996, the Special Limited Partners earned an additional $828,616 of preference allocation resulting in a balance of $45,801,122. In accordance with a purchase agreement and through the use of the capital contribution from Southeast resulting from the proceeds of the Notes (see Note 12), CC-I paid the Special Limited Partners $43,242,948 as full consideration for their partnership interests on March 28, 1996. The difference in the payment amount and the March 28, 1996, Special Limited Partner balance of $2,558,174 was reflected as a return of capital to the Preferred Limited Partner units (see
Note 4).

6. ACQUISITIONS:

In April 1994, CC-I acquired certain assets from Citation Cablevision, Inc., Subscriber Cablevision, Inc., LaGrange Cablevision, Inc., and The Jefferson Trust Partnership (collectively referred to as "McDonald") for approximately $176.4 million which included cable television systems in Alabama, Georgia and Louisiana.

In January 1995, CC-II completed the acquisition of systems from Crown Media, Inc. (Crown), a subsidiary of Hallmark Cards, Incorporated for an aggregate purchase price of approximately $112.8 million. The acquisition of the Crown systems was part of a series of larger transactions in which Crown sold its cable television systems to a group of investors, including Charter, CC-II, certain affiliates of Charter, and third parties, for a total purchase price of approximately $900.0 million.

In April 1995, Charter Communications III, L.P. (CC-III), a wholly owned subsidiary of CC-II, acquired the stock of Peachtree, including cable television systems located in Georgia, for an aggregate purchase price of approximately $22.3 million. In connection with the completion of the acquisition, the Partnership recorded approximately $7.0 million of additional franchise costs and deferred income taxes, resulting from differences between the financial reporting and tax bases of certain assets acquired.

In May 1995, CC-III acquired the net assets of certain systems from CableSouth, Inc. (CableSouth), which include cable television systems in Alabama, for an aggregate purchase price of approximately $49.2 million.

In July 1995, CC-II acquired the net assets of certain systems from Masada Cable Partners, L.P. (Masada), which include certain cable television systems in Georgia, for an aggregate purchase price of approximately $35.2 million.

In November 1995, CC-II acquired the net assets of certain systems from Masada Cable Partners II, L.P. (Masada II), which include cable television systems in South Carolina, for an aggregate purchase price of approximately $35.5 million.

In January 1996, CC-II acquired the net assets of Genesis Cable of Carolina, L.P. (Genesis), which include cable television systems in South Carolina, for approximately $8.7 million.

In March 1996, CC-II purchased certain systems from Cencom Cable Income Partners, L.P. (the "CCIP"), an affiliated entity, which include cable television systems in Georgia, Kentucky, North Carolina and Tennessee, for an aggregate purchase price of approximately $115.1 million (the "CCIP Acquisition").

In November, 1996, CC-I acquired the nets assets of certain systems from Masada Cable Partners, L.P. (Masada III) which included cable television systems in Alabama and Tennessee, for approximately $22.3 million.

All of the above acquisitions were accounted for using the purchase method of accounting, and accordingly, results of operations of the acquired assets have been included in the financial statements from the date of acquisition. The following shows the purchase price and allocation of purchase price to assets acquired and liabilities assumed:


                                 McDonald               Crown         Peachtree        CableSouth
                               ------------        ------------       -----------       -----------
Purchase price:
  Cash paid to seller          $134,390,464        $109,639,897       $21,969,670       $48,475,475
  Special Limited
    Partner units issued
    to seller                    39,996,893                   -                 -                 -
  Assumed liabilities               500,000             337,725            75,000           150,000
  Transaction costs               1,500,000           2,822,449           300,000           600,000
                               ------------        ------------       -----------       -----------
                               $176,387,357        $112,800,071       $22,344,670       $49,225,475
                               ============        ============       ===========       ===========
Allocation of
  purchase price to
  assets acquired:
    Cash                                  -        $  3,743,826       $     9,121       $         -
    Accounts receivable        $    703,968             345,444            64,640           134,532
    Prepaid expenses and
      other assets                        -             150,455           158,293            38,903
    Property, plant and
      equipment                  28,187,217          51,836,684         5,293,554         4,575,134
    Franchise costs             148,291,381          62,473,490        24,131,446        44,586,571
    Accounts payable and
      accrued expenses             (690,893)         (5,749,828)         (312,384)         (109,665)
    Subscriber deposits            (104,316)                  -                 -                 -
    Deferred income taxes                 -                   -        (7,000,000)                -
                               ------------        ------------       -----------       -----------
                               $176,387,357        $112,800,071       $22,344,670       $49,225,475
                               ============        ============       ===========       ===========

                                Masada         Masada II         Genesis        CCIP Systems        Masada III
                             -----------       -----------      ----------        ------------       -----------
Purchase price:
  Cash paid to seller        $34,547,135       $34,955,123      $8,462,535        $112,144,218       $21,939,353
  Assumed liabilities            115,000           125,000          30,000                   -            77,000
  Transaction costs              500,000           450,000         200,000           3,000,000           275,000
                             -----------       -----------      ----------        ------------       -----------
                             $35,162,135       $35,530,123      $8,692,535        $115,144,218       $22,291,353
                             ===========       ===========      ==========        ============       ===========
Allocation of
  purchase price to
  assets acquired:
    Cash                     $         -       $         -      $        -        $  1,888,011       $         -
    Accounts receivable           20,264            32,554          50,035             455,770                 -
    Prepaid expenses
      and other assets            36,733            21,482               -              97,805             9,946
    Property, plant and
      equipment                3,530,312         2,541,886       2,885,645          22,040,675         1,082,583
    Franchise costs           31,734,688        33,033,114       4,556,855          92,378,171        21,311,776
    Noncompete agreement               -                 -       1,200,000                   -                 -
    Accounts payable
      and accrued
      expenses                  (159,862)          (98,913)              -          (1,621,537)          (98,752)
    Subscriber deposits                -                 -               -                   -           (14,200)
    Deferred revenue                   -                 -               -             (94,677)                -
                             -----------       -----------      ----------        ------------       -----------
                             $35,162,135       $35,530,123      $8,692,535        $115,144,218       $22,291,353
                             ===========       ===========      ==========        ============       ===========

During May 1996, CC-I and CC-II entered into four separate purchase agreements to acquire certain cable systems in North Carolina and South Carolina for an aggregate purchase price of approximately $89.15 million from entities affiliated with the Partnership. The purchase is contingent upon majority approval of the Limited Partners of the sellers and is expected to be consummated during 1997.

The following are unaudited pro forma operating results for the 1996 and 1995 acquisitions as though the acquisitions had been made on January 1 of the respective year prior to such acquisitions.


                                            For the Years Ended
                                                December 31
                                     --------------------------------
                                         1996                1995
                                     ------------        ------------
                                               (Unaudited)
Service revenues                     $131,226,648        $118,213,920
Income (loss) from operations        $  2,650,634        $ (4,023,316)
Net loss                             $(42,434,786)       $(45,501,970)

7. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:


                                                                1996                1995
                                                            ------------         -----------
Trunk and distribution systems                              $114,470,064         $76,418,698
Subscriber installations                                      33,053,373          17,361,287
Land, buildings, headends and leasehold improvements          21,270,738          13,229,975
Converters                                                    13,365,896           6,446,647
Vehicles and equipment                                         6,746,741           3,725,059
Office equipment                                               4,349,814           2,138,248
                                                            ------------        ------------
                                                             193,256,626         119,319,914
Less-  Accumulated depreciation                              (29,258,581)        (12,290,506)
                                                            ------------        ------------
                                                            $163,998,045        $107,029,408
                                                            ============        ============

8. RESTRICTED FUNDS HELD IN ESCROW:

In connection with the acquisition discussed in Note 21, the Partnership agreed to deposit a portion of the purchase price into an escrow account to be transferred to the seller upon consummation of the acquisition. These funds were transferred to the seller in February 1997.

9. OTHER ASSETS:

Other assets consist of the following at December 31:


                                           1996            1995
                                       -----------      ----------
Debt issuance costs, net of
  accumulated amortization of
  $1,733,038 and $561,661              $13,058,961      $3,548,345
Organizational expenses, net
  of accumulated amortization
  of $968,838 and $487,144               1,366,316       1,727,459
Interest rate cap agreements,
  net of accumulated
  amortization of $338,708 and
  $174,875                                  87,792         216,625
Note receivable--related party                   -         100,000
                                       -----------      ----------
                                       $14,513,069      $5,592,429
                                       ===========      ==========


10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:


                                        1996              1995
                                    -----------       -----------
Property taxes                      $   942,894       $   454,716
Salaries and related benefits         1,171,032           593,720
Accounts payable                      1,682,636           318,694
Franchise fees                        2,217,571         1,451,629
Programming expenses                  2,344,725         1,953,199
Accrued interest                      5,004,096         2,407,599
Capital expenditures                  7,590,284         2,197,808
Other                                 3,005,524         2,953,483
                                    -----------       -----------
                                    $23,958,762       $12,330,848
                                    ===========       ===========

11. NOTE PAYABLE:

On November 30, 1995, Southeast Holdings entered into a Convertible Senior Note (the "Convertible Senior Note") with Charterhouse for $15,000,000. Interest on the Convertible Senior Note accrued on the unpaid principal amount and payable quarterly in arrears beginning March 31, 1996; the interest rate was the rate publicly announced by Chemical Bank in New York as its reference rate plus 3% per annum. During the year ended December 31, 1995, Southeast Holdings incurred costs of $100,000 relating to the Convertible Senior Note.

In March 1996, the Convertible Senior Note was repaid using a portion of the proceeds from the Notes discussed in Note 12. In addition, the Partnership paid Charterhouse a nonrefundable bridge loan fee of $400,000.

12. LONG-TERM DEBT:

Long-term debt consists of the following at December 31:


                                                  1996                1995
Senior Secured Discount Debentures          $ 83,271,442        $          -
11-1/4% Senior Notes                         125,000,000                   -
Credit Agreements:
  CC-I                                       106,700,000          92,825,000
  CC-II                                      178,600,000         166,300,000
                                            ------------        ------------
                                             493,571,442         259,125,000
Less-  Current maturities                              -                   -
                                            ------------        ------------
                                            $493,571,442        $259,125,000
                                            ============        ============

Senior Secured Discount Debentures

On March 28, 1996, Southeast Holdings and Holdings Capital (collectively the "Debentures Issuers") issued $146,820,000 of Senior Secured Discount Debentures (the "Debentures") for proceeds of approximately $75,000,000. The Debentures are secured by all of Southeast Holdings' ownership interest in Southeast and rank pari passu in right and priority of payment to all other existing and future indebtedness of the Debentures Issuers. The Debentures are effectively subordinated to the claims of creditors of Southeast Holdings' subsidiaries, including the CC-I and CC-II Credit Agreements (as defined herein). The Debentures are redeemable at the Debentures Issuers' option at amounts decreasing from 107% to 100% of principal, plus accrued and unpaid interest to the redemption date, beginning on March 15, 2001. The Debentures Issuers are required to make an offer to purchase all of the Debentures, at a purchase price equal to 101% of the principal amount, together with accrued and unpaid interest, upon a Change in Control, as defined in the Debentures Indenture. No interest is payable on the Debentures prior to March 15, 2001. Thereafter, interest on the Debentures is payable semiannually in arrears beginning September 15, 2001, until maturity on March 15, 2007. The discount on the Debentures is being accreted using the effective interest method at an interest rate of 14% from the date of issuance to March 15, 2001. The unamortized discount was $63,548,558 at December 31, 1996. At December 31, 1996, the Debentures were trading at 59% of the principal amount at maturity or approximately $86.6 million. Proceeds from the Debentures were used to pay fees and expenses related to the issuance of the Debentures and the balance of $72,375,061 was contributed to Southeast as equity capital.

11-1/4% Senior Notes

On March 28, 1996, Southeast and Southeast Capital (the "Notes Issuers") issued $125,000,000 aggregate principal amount of 11-1/4% Senior Notes (the "Notes"). The Notes are senior unsecured obligations of the Issuers and rank pari passu in right and priority of payment to all other existing and future indebtedness of the Notes Issuers. The Notes are effectively subordinated to the claims of creditors of Southeast's subsidiaries, including the lenders under the CC-I and CC-II Credit Agreements. The Notes are redeemable at the Notes Issuers' option at amounts decreasing from 105.625% to 100% of principal, plus accrued and unpaid interest to the date of redemption, beginning on March 15, 2001. The Notes Issuers are required to make an offer to purchase all of the Notes, at a purchase price equal to 101% of the principal amount, together with accrued and unpaid interest, upon a Change in Control, as defined in the Notes Indenture. Interest is payable semiannually on March 15 and September 15 until maturity on March 15, 2006. At December 31, 1996, the Notes were trading at 104.5% of the initial price paid by the investors or approximately $130.6 million. Proceeds from the Notes together with capital contributions from Southeast Holdings were used to repay the Convertible Senior Note, to pay fees and expenses related to the issuance of the Notes, and to make capital contributions to CC-I and CC-II.

The Debentures and Notes require their respective issuers to comply with various financial and nonfinancial covenants and restrictions, including substantial limitations on additional indebtedness, restricted payments, transactions with affiliates, liens, dividends and certain other items.

Southeast and Southeast Holdings are holding companies with no significant assets other than their direct and indirect investments in CC-I and CC-II. Southeast Capital and Holdings Capital were formed solely for the purpose of serving as co-issuers and have no operations. Accordingly, the Notes Issuers and Debentures Issuers must rely upon distributions from CC-I and CC-II to generate funds necessary to meet their obligations, including the payment of principal and interest on the Notes and Debentures.

CC-I Credit Agreement

During April 1994, CC-I entered into a revolving credit agreement (the "CC-I Credit Agreement") with a consortium of banks for borrowings up to $110,000,000. The unpaid principal balance under the CC-I Credit Agreement converted to a term loan on July 31, 1995. Effective December 31, 1995, the CC-I Credit Agreement was amended to create a revolving credit facility with maximum borrowings of $15,000,000. A portion of the proceeds from the revolving credit facility was used to reduce the principal amount of the term loan outstanding to $90,000,000. The CC-I Credit Agreement was amended on March 28, 1996, and again on November 29, 1996, increasing the revolving credit facility to $75,000,000 and reducing the term loan to $75,000,000. Also, the maturity date of the CC-I Credit Agreement was extended to September 30, 2005, due dates on the term loan were extended, and certain financial covenants were modified.

Principal payments on the term loan are due in quarterly installments beginning March 31, 1999, and continuing through September 30, 2005. Portions of the debt bear interest, at CC-I's option, at rates based upon the Base Rate, as defined in the CC-I Credit Agreement, LIBOR, or prevailing bid rates of certificates of deposit. The interest rates ranged from 7.5% to 9.125% at December 31, 1996. The weighted average interest rates and weighted average borrowings were approximately 7.93%, 8.72% and 7.42%, and $84,693,500, $93,622,900 and $94,125,000 during the years ended December 31, 1996, 1995 and
1994, respectively. As this debt instrument bears interest at current market rates, its carrying amount approximates fair market value at December 31, 1996.

Borrowings under the CC-I Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, the most restrictive of which requires maintenance of a ratio of debt to annualized operating cash flow, as defined, not to exceed 5.25 to 1 at December 31, 1996. Borrowings under the CC-I Credit Agreement are collateralized by the assets of CC-I. A quarterly commitment fee of 0.375% per annum is payable on the unused revolving credit facility portion of the CC-I Credit Agreement.

Commencing March 31, 1999, and at the end of each calendar quarter thereafter, the CC-I revolving credit facility commitment (available borrowings) shall be reduced on an annual basis as set forth below:


            Percentage of      Percentage Reduction
            Principal Due      of Revolving Credit
Year        on Term Loans      Facility Commitment
----        -------------      --------------------
1997              -%                    -%
1998              -                     -
1999            8.8                   8.8
2000           11.6                  11.6
2001           11.6                  11.6
2002           14.4                  14.4
2003           16.6                  16.6
2004           20.0                  20.0
2005           17.0                  17.0
              -----                 -----
              100.0%                100.0%
              =====                 =====

As a requirement of the CC-I Credit Agreement, CC-I has secured interest swap and cap agreements with a certain lender bank. The CC-I Credit Agreement requires CC-I to enter into interest rate protection agreements for amounts not less than 50% of the outstanding obligations. In addition, the interest rate protection agreements must provide interest rate protection for a weighted average period of not less than two years. The fair value of the interest rate caps or swaps is the estimated amount CC-I would receive (pay) to eliminate the cap or swap agreement at the reporting date, taking into account current interest rates and the credit-worthiness of the counterparties. The following summarizes certain information pertaining to the interest rate protection agreements as of December 31, 1996:


                                       Contract          Fair Value/
          Notional          Fixed     Expiration         Redemption
            Amount  Type    Rate        Date                Price
       -----------  ----    ----  ------------------     -----------
       $15,000,000  Cap      7.0% July 21, 1997           $   -
        15,000,000  Cap      8.0  July 21, 1997               -
        15,000,000  Cap      8.0  July 21, 1997               (749)
        25,000,000  Swap     5.7  September 18, 1997       (22,750)
        10,000,000  Cap      8.5  November 2, 1997            (997)
        25,000,000  Swap     4.9  September 18, 1998          *
        55,000,000  Swap     5.9  October 21, 1998            *
      ------------                                        ---------
                                  Weighted Average
      $160,000,000          7.2%    Fixed Rate            $(24,496)
      ============                                        =========

     *These contracts have not been marked to market since their effective dates are after the reporting date.

CC-II Credit Agreement

In January 1995, CC-II entered into a revolving credit agreement (the "Old CC-II Credit Agreement") with a consortium of banks for borrowings up to $80,000,000. During May 1995, CC-II terminated the Old CC-II Credit Agreement and entered into a new revolving credit agreement (the "CC-II Credit Agreement") with a consortium of banks for borrowings up to $135,000,000. On July 31, 1995, November 29, 1995, and March 28, 1996, CC-II and the banks amended the CC-II Credit Agreement again to provide for term loans in the aggregate amount of $40,000,000 and total borrowings of $205,000,000, including a $165,000,000 revolving credit facility. Principal payments are due in quarterly installments beginning September 30, 1998, and continuing through September 30, 2004. Portions of the debt bear interest, at CC-II's option, at rates based upon the Base Rate, as defined in the CC-II Credit Agreement, LIBOR, or prevailing bid rates of certificates of deposit. The interest rates ranged from 7.25% to 8.125% at December 31, 1996. The weighted average interest rate and weighted average borrowings were 7.86% and 8.46% and approximately $174,512,000 and $121,092,000, during 1996 and 1995, respectively. As this debt instrument bears interest at current market rates, its carrying amount approximates fair market value at December 31, 1996.

Borrowings under the CC-II Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, the most restrictive of which requires maintenance of a ratio of debt to annualized operating cash flow, as defined, not to exceed 4.5 to 1 at December 31, 1996. Borrowings under the CC-II Credit Agreement are collateralized by the assets of CC-II. A quarterly commitment fee of 0.375% per annum is payable on the unused revolving credit facility portion of the CC-II Credit Agreement.

Commencing September 30, 1998, and at the end of each calendar quarter thereafter available borrowings shall be reduced on an annual basis as set forth below:


           Percentage of      Percentage Reduction
           Principal Due      of Revolving Credit
Year       on Term Loans       Facility Commitment
----       -------------      --------------------
1997              -%                    -%
1998             .5                  10.0
1999             .5                  11.8
2000            1.0                  18.2
2001            1.0                  18.0
2002            1.0                  18.5
2003           15.0                  20.3
2004           81.0                   3.2
             ------                ------
             100.0%                100.0%
             ======                ======

As a requirement of the CC-II Credit Agreement, CC-II has secured interest rate swap and cap agreements with a certain lender bank. The CC-II Credit Agreement requires CC-II to enter into interest rate protection agreements for amounts not less than 50% of the outstanding obligations. In addition, the interest rate protection agreements must provide interest rate protection for a weighted average period of not less than 18 months. The fair value of the interest rate caps or swaps is the estimated amount CC-II would receive (pay) to eliminate the cap or swap agreement at the reporting date, taking into account current interest rates and the creditworthiness of the counterparties. The following summarizes certain information pertaining to the interest rate protection agreements as of December 31, 1996:


                                     Contract         Fair Value/
       Notional          Fixed      Expiration        Redemption
        Amount    Type    Rate         Date             Value
     -----------  ----   -----  ------------------    -----------
     $20,000,000  Cap     8.5%  March 30, 1998          $ (1,449)
      20,000,000  Cap     8.5%  April 14, 1998            (2,106)
      30,000,000  Cap     8.5%  September 23, 1999         56,369
      20,000,000  Swap    6.2%  October 12, 1999         (82,570)
     -----------                                        ---------
                                Weighted Average
     $90,000,000          8.0%    Fixed Rate            $(29,756)
     ===========                                        =========

Management believes that the sellers of the interest rate swap and cap agreements will be able to meet their obligations under the agreements. The purpose of the Partnership's involvement in the interest rate swap and cap agreements is to minimize the Partnership's exposure to interest rate fluctuations on its floating rate debt. Management believes that it has no material concentration of credit or market risks with respect to its interest rate protection agreements.

Based upon outstanding indebtedness at December 31, 1996, and the amortization of term loans and scheduled reductions in available borrowings of the revolving credit facilities depicted above, aggregate future principal payments on the total borrowings under both agreements at December 31, 1996, are as follows:


Year                    Amount
----               -----------
1997              $          -
1998                   200,000
1999                16,370,000
2000                39,130,000
2001                38,800,000
Thereafter         190,800,000
                  ------------
                  $285,300,000
                  ============

13. DEBT ISSUANCE COSTS:

CC-II refinanced its debt agreement in May 1995. Accordingly, the debt issuance costs related to the initial debt were written off. The effect of this write-off was a $1,959,438 charge to expense and was recorded as an extraordinary item. Additional costs related to the new debt agreements and related amendments were recorded as debt issuance costs during 1996 and 1995.

14. NET LOSS FOR INCOME TAX PURPOSES:

The following reconciliation summarizes the differences between the Partnership's net loss (excluding Peachtree), for financial reporting purposes and net loss for federal income tax purposes for the year ended December 31:


                                                       1996              1995            1994
                                                    ------------      ------------     -----------
Net loss for financial reporting purposes           $(39,724,910)     $(24,602,647)    $(9,609,052)
Depreciation differences between
  financial reporting and tax reporting              (18,371,557)       (9,804,115)     (1,561,047)
Amortization differences between
  financial reporting and tax reporting                6,167,045         7,154,093       4,561,627
Differences in expenses recorded for
  financial reporting and reporting for
  tax purposes                                         4,393,484         1,780,599         775,943
Differences in revenue reported for
  financial reporting and tax reporting                  490,380         1,114,699               -
Other                                                     19,217            61,576               -
                                                    ------------      ------------     -----------
      Net loss for federal income tax purposes      $(47,026,341)     $(24,295,795)    $(5,832,529)
                                                    ============      ============     ===========

Net loss for federal income tax purposes reflects the activity of CC-I prior to the reorganization under common control as discussed in Note 1.

The following summarizes the significant cumulative temporary difference between the Partnership's (excluding Peachtree), financial reporting basis and federal income tax reporting basis as of December 31:


                                                         1996              1995
                                                      ----------        ---------
Assets:
  Accounts receivable                               $    293,493      $    276,201
  Franchise costs                                     13,571,106         7,300,502
  Accrued expenses                                     3,092,673         2,357,832
  Deferred revenue                                     1,605,077         1,114,699
  Deferred management fees payable to affiliate        4,293,532                 -
                                                    ------------      ------------
                                                    $ 22,855,881      $ 11,049,234
                                                    ============      ============
Liabilities:
  Property, plant and equipment                     $(29,687,881)     $(11,385,768)
  Other assets                                           (29,670)          (47,111)
                                                    ------------      ------------
                                                    $(29,717,551)     $(11,432,879)
                                                    ============      ============

As previously stated, Peachtree is a C corporation. The benefit for income taxes is comprised solely of deferred income taxes for the year ended December 31, 1995. The statutory and effective tax rates approximated 40%.

As of December 31, 1996 and 1995, temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities to Peachtree are as follows:


                                                   1996            1995
                                                ----------      ----------
Deferred income tax assets:
  Accounts receivable                          $     2,754     $     4,771
  Accrued expenses                                  72,306           7,401
  Deferred revenue                                  22,570               -
  Tax loss carryforwards                           502,552         548,100
  Tax credit carryforwards                         361,195         361,195
                                               -----------     -----------
      Total deferred income tax assets             961,377         921,467
                                               -----------     -----------
Deferred income tax liabilities:
  Property, plant and equipment                 (1,484,167)     (1,481,396)
  Franchise costs and other assets              (4,588,518)     (4,551,379)
                                               -----------     -----------
      Total deferred income tax liabilities     (6,072,685)     (6,032,775)
                                               -----------     -----------
      Net deferred income tax liability        $(5,111,308)    $(5,111,308)
                                               ===========     ===========

At December 31, 1996, Peachtree had a net operating loss carryforward for income tax purposes of approximately $1,276,000 which, if not utilized to reduce taxable income in future periods, expires in the years 2003 through 2010. All net operating losses have been recognized for financial statement purposes as a reduction of deferred income taxes. In addition, Peachtree has an alternative minimum tax credit carryforward of approximately $486,000, which may be carried forward indefinitely.

15. RELATED-PARTY TRANSACTIONS:

Charter Communications, Inc. (Charter) provides management services to the Partnership under the terms of contracts which provide for fees equal to 5% of the Partnership's gross service revenues. Through December 31, 1998 and 1997, 60% of CC-II's and CC-I's fees shall be paid quarterly with the balance being deferred. Thereafter, the entire fee may be deferred until termination of the partnerships. Expenses recognized under this contract during 1996, 1995 and 1994 were approximately $6,013,900, $3,642,000 and $1,078,000, respectively.
Management fees currently payable of approximately $1,002,400 and $630,852 are included in Payables to Affiliates at December 31, 1996 and 1995, respectively.

The Partnership entered into a new management agreement with Charter as of March 28, 1996. In addition to the deferral of management fees discussed above, payments due on the Notes and Debentures shall be paid before any management fees are paid; provided that there exists no default on subordinated debt.

Receivables from Affiliates includes a $500,000 refundable advance toward the purchase of the Abbeville System from Cencom Partners, L.P., an affiliated entity. The amount will be refunded to the Partnership if the sale is not consummated or applied to the Partnership's purchase of the Abbeville System.

The Partnership and all entities affiliated with Charter collectively utilize a combination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. The Partnership is allocated charges monthly based upon its total number of employees, historical claims and medical cost trend rates. During 1996, 1995 and 1994, the Partnership expensed approximately $1,135,900, $619,000 and $162,000, respectively, relating to insurance allocations.

In 1996, the Partnership and other affiliated entities employed the services of Charter's National Data Center (the "National Data Center"). The National Data Center performs certain subscriber billing services and provides computer network, hardware and software support for the Partnership and other affiliated entities. The cost of these services is allocated based on the number of subscribers. Management considers this allocation to be reasonable for the operations of the Partnership. During 1996, the Partnership expensed approximately $344,500 relating to these services.

In 1996, certain of the Partnership's employees became participants in the 1996 Charter Communications/Charterhouse Group Appreciation Rights Plan (the "Appreciation Rights Plan"). The Appreciation Rights Plan covers certain key employees and consultants within the group of companies and partnerships controlled by affiliated of Charterhouse and managed by Charter (collectively, the "Investment Group"). The obligation and related expenses of the Appreciation Rights Plan is the responsibility of and has been recorded at CharterComm Holdings.

CC-I, CC-II and other affiliated entities maintain regional offices. The regional offices perform certain operational services on behalf of the Partnership and other affiliated entities. The cost of these services was allocated to the Partnership and affiliated entities based on their number of subscribers. Management considers this allocation to be reasonable for the operations of the Partnership. During 1996, 1995 and 1994, the Partnership expensed approximately $1,294,300, $1,006,000 and $315,000, respectively, relating to these services.

The Partnership pays certain acquisition advisory fees to Charter and Charterhouse which typically equal approximately 1% of the total purchase price paid for cable television systems acquired. Total acquisition fees paid to Charter in 1996, 1995 and 1994 were $1,737,500, $450,000 and $1,500,000, respectively. Total acquisition fees paid to Charterhouse in 1996, 1995 and 1994 were $1,737,500, $100,000 and $0, respectively. In addition, Charter received $2,900,000 of partnership interests as consideration for certain acquisitions during 1995.

At December 31, 1995, CC-I had an unsecured receivable included in other assets, of $100,000 bearing interest at 6% from a related party. During 1996, CC-I forgave the amount outstanding under this note.

In January 1996, CC-II entered into a Financial Service Agreement with Charterhouse for consulting and financial services. The Partnership received services through December 31, 1996, for a nonrefundable fee of $550,000, which was expensed during 1996.

16. COMMITMENTS AND CONTINGENCIES:

Leases

The Partnership leases certain facilities and equipment under noncancelable operating leases. Rent expense incurred under leases during 1996, 1995 and 1994 was approximately $522,000, $324,200 and $19,300, respectively. Approximate future minimum lease payments are as follows:


              1997                               $373,300
              1998                                301,700
              1999                                207,200
              2000                                120,100
              2001                                107,200
              Thereafter                          364,300


The Partnership rents utility poles in its operations. Generally, pole rental agreements are short term, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole attachments during 1996, 1995 and 1994 was approximately $2,091,900, $1,213,200 and $430,900, respectively.

Insurance Coverage

The Partnership currently does not have, and does not in the near term anticipate having, property and casualty insurance on its underground distribution plant. Due to large claims incurred by the property and casualty insurance industry, the pricing of insurance coverage has become inflated to the point where, in the judgment of the Partnership's management, the insurance coverage is cost prohibitive. Management believes its experience with such insurance coverage is consistent with general industry practice. Management will continue to monitor the insurance markets to attempt to obtain coverage for the Partnership's distribution plant at reasonable rates.

Litigation

A purported class action lawsuit on behalf of the CCIP limited partners was filed in 1995 (the "Action"), which sought, among other things, to enjoin permanently the CCIP Acquisition. On February 15, 1996, all of the plaintiff's claims for injunctive relief were dismissed (including that which sought to prevent the consummation of the CCIP Acquisition); the plaintiff's claims for money damages which may have resulted from the CCIP Acquisition remain pending. Each of the defendants in the Action, including the Partnership, believes the Action, which remains pending, to be without merit and is contesting it vigorously. In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believes that portions of the Amended Complaint are legally inadequate and filed a dispositive motion as to all remaining claims in the Action. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by the Partnership, in connection with the Action.

The Partnership is a party to lawsuits which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Partnership's consolidated financial position and results of operations.

17. REGULATION IN THE CABLE TELEVISION INDUSTRY:

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. In addition, recent legislative and regulatory changes and additional regulatory proposals under consideration may materially affect the cable television industry.

Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992.
The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States are subject to rate regulation of basic cable services, provided the local franchising authority becomes certified to regulate basic service rates. The 1992 Cable Act and the Federal Communications Commission's (FCC) rules implementing the 1992 Cable Act have generally increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities.

While management believes that the Partnership has complied in all material respects with the rate provisions of the 1992 Cable Act, in jurisdictions that have not yet chosen to certify, refunds covering a one-year period on basic services may be ordered upon future certification if the Partnership is unable to justify its rates through a benchmark or cost-of-service filing or small system cost-of-service filing pursuant to FCC rules. Management is unable to estimate at this time the amount of refunds, if any, that may be payable by the Partnership in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. Management does not believe that the amount of any such refunds would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

The 1992 Cable Act modified the franchise renewal process to make it easier for a franchising authority to deny renewal. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of the franchise agreement. Although management believes that the Partnership has generally met the terms of its franchise agreements and has provided quality levels of service, and anticipates the Partnership's future franchise renewal prospects generally will be favorable, there can be no assurance that any such franchises will be renewed or, if renewed, that the franchising authorities will not impose more onerous requirements on the Partnership than previously existed.

Recent Telecommunications Legislation

During 1996, Congress passed and the President signed into law the Telecommunications Act of 1996 (the "Telecommunications Act") which alters federal, state, and local laws and regulations pertaining to cable television, telecommunications and other services. Under the Telecommunications Act, telephone companies can compete directly with cable operators in the provision of video programming.

Certain provisions of the Telecommunications Act could materially affect the growth and operation of the cable television industry and the cable services provided by the Partnership. Although the new legislation may substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rule makings to be undertaken by the FCC which will interpret and implement the Telecommunications Act's provisions. In addition, certain provisions of the Telecommunications Act (such as the deregulation of cable programming rates) are not immediately effective. Further, certain of the Telecommunications Act's provisions have been and are likely to be subject to judicial challenges. Management is unable at this time to predict the outcome of such rule makings or litigation or the substantive effect of the new legislation and the rule makings on the consolidated financial position and results of operations of the Partnership.

18. 401(k) PLAN:

In 1994, the Partnership adopted the Charter Communications, Inc. 401(k) Plan (the "401(k) Plan") for the benefit of its employees. All employees who have completed one year of employment are eligible to participate in the 401(k) Plan. The 401(k) Plan is a tax-qualified retirement savings plan to which employees may elect to make pretax contributions up to the lesser of 10% of their compensation or dollar thresholds established under the Internal Revenue Code. The Partnership contributes an amount equal to 50% of the first 5% contributed by each employee. During 1996, 1995 and 1994, the Partnership contributed approximately $149,200, $87,900 and $5,800, respectively.

19. INSURANCE SETTLEMENTS:

In October 1995, Hurricane Opal caused damage to certain of the Partnership's Alabama and Georgia systems. The Partnership has received a $500,000 insurance advance during 1995 which approximated the expenses in excess of the insurance deductible. In addition, the Partnership recorded a $744,800 nonoperating loss in 1995 for its portion of the insurance deductible.

In September 1996, Hurricane Fran caused damage to certain of the Partnership's North Carolina systems. The estimated total damage to these systems was approximately $930,000. The Partnership received an insurance advance of approximately $150,000 during 1996 and expects settlement in 1997. In addition, the Partnership recorded a $367,000 nonoperating loss in 1996 for its portion of the insurance deductible.

20. SIGNIFICANT NONCASH TRANSACTIONS:

The Partnership engaged in the following significant noncash financing transactions:


                                                                   1996         1995         1994
                                                               -----------   ----------   ----------
Redemption preference allocation--Special
  Limited Partner units (CC-I) (see Note 5)                    $   828,616   $3,051,040   $1,924,573
Redemption preference allocation--
  Redeemable Preferred Limited units (CC-I) (see Note 4)              -       2,715,977    1,626,333
Redemption preference allocation--
  Redeemable Preferred Limited units (CC-II) (see Note 3)        1,452,343    3,729,149         -
Recording of franchise costs and deferred income
  taxes in connection with the Peachtree
  acquisition (see Note 6)                                            -       7,000,000         -
Exchange of Redeemable Preferred Limited
  Units (CC-I) (see Note 4)                                     12,872,925         -            -
Exchange of Redeemable Preferred Limited
  Units (CC-II) (see Note 3)                                    40,181,492         -            -
Return of capital - Special Limited Partner Units
  (CC-I) (see Note 5)                                            2,558,173         -            -

21. SUBSEQUENT EVENT:

In February 1997, CC-II acquired the net assets of certain cable television systems serving approximately 38,000 basic subscribers in North Carolina for approximately $68.1 million from Prime Cable of Hickory, L.P. In order to finance the transaction, CC-II amended the CC-II Credit Agreement to increase available borrowings to approximately $365.0 million.

                                 EXHIBIT INDEX



                                                                   Sequentially
  Exhibit                                                            Numbered
    No.                     Description                                Pages
  -------                   -----------                            ------------

  3.1    Certificate of Limited Partnership of Charter Holdings,
         filed as Exhibit 3.1 to the Registration Statement on Form
         S-4 (Registration No. 333-3774), and incorporated herein by this reference.
  3.2    Amended and Restated Agreement of Limited Partnership of
         Charter Holdings, filed as Exhibit 3.2 to the Registration
         Statement on Form S-4 (Registration No. 333-3774), and
         incorporated herein by this reference.
 *3.2(a) First Amendment to Amended and Restated Agreement of
         Limited Partnership of  Charter Holdings, dated February 28,
         1997
  3.3 Certificate of Incorporation of Holdings Capital, filed as Exhibit 3.3 to the Registration Statement on Form S-4 (Registration No. 333-3774), and incorporated herein by this reference.
  3.4    By-laws of Holdings Capital, filed as Exhibit 3.4 to the
         Registration Statement on Form S-4 (Registration No.
         333-3774), and incorporated herein by this reference.  .
  4.1 Indenture dated March 15, 1996 among the issuers and Boatmen's Trust Company, as Trustee, filed as Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No.
         333-3774), and incorporated herein by this reference.
  4.5    Form of new Debenture (included in Exhibit 4.1).
 10.1 CCI Credit Facility: Amended and Restated Loan Agreement dated as of March 28, 1996, among Charter Communications,
         L.P., the Banks, Toronto Dominion (Texas), Inc., PNC Bank,
         National Association and Credit Lyonnais Cayman Island
         Branch, as Co-Agents, Toronto Dominion (Texas), Inc., as
         Agent, and Toronto Dominion (Texas), Inc., as Administrative
         Agent, filed as Exhibit 10.1 to the Registration Statement on Form S-4 (Registration No. 333-3774), and incorporated herein by this reference.
*10.1(a) First Amendment dated as of November 29, 1996 to CCI Credit Facility. *10.2(a) CC-II Credit Facility: Second Amended and Restated Revolving Credit
         Agreement dated as of February 7, 1997, among Charter Communications II, L.P., Charter Communications III, L.P., Peachtree Cable TV, Inc., the Banks, Credit Lyonnais New York Branch and Toronto Dominion (Texas), Inc., as Arranging Agents, NationsBank of Texas, N.A. and CIBC Inc., as Managing Agents, Toronto Dominion (Texas), Inc., as Administrative agent and Credit Lyonnais New York Branch, as Documentation Agent.
 10.3    Management Agreement dated March 28, 1996, between Charter
         Holdings and Charter Communications, Inc., filed as Exhibit
         10.3 to the Registration Statement on Form S-4 (Registration
         No. 333-3774), and incorporated herein by this reference.
 10.4    Management Agreement dated March 28, 1996, between Charter
         Southeast and Charter Holdings, filed as Exhibit 10.4 to the Registration Statement on Form S-4 (Registration No.
         333-3774), and incorporated herein by this reference.
 10.5    Management Agreement dated March 28, 1996, between Charter
         Southeast and CC-I, filed as Exhibit 10.5 to the Registration Statement on Form S-4 (Registration No. 333-3774), and incorporated herein by this reference.
 10.6    Management Agreement dated March 28, 1996, between Charter
         Southeast and CC-II, filed as Exhibit 10.6 to the Registration Statement on Form S-4 (Registration No.
         333-3774), and incorporated herein by this reference.
 10.10   Asset Purchase Agreement dated as of July 1, 1995, among
         CCIP, Charter Communications Properties, Inc., CC-II and
         CC-I, filed as Exhibit 10.10 to the Registration Statement on Form S-4 (Registration No. 333-3774), and incorporated herein by this reference.
 10.11   Certificate of Limited Partnership of CC-I, filed as
         Exhibit 10.11 to the Registration Statement on Form S-4
         (Registration No. 333-3774), and incorporated herein by this reference.

 10.12    Amended and Restated Agreement of Limited Partnership of
          CC-I dated March 28, 1996, filed as Exhibit 10.12 to the
          Registration Statement on Form S-4 (Registration No.
          333-3774), and incorporated herein by this reference.
*10.12(a) First Amendment to Amended and Restated Agreement of
          Limited Partnership of  CC-I, dated February 28, 1997
 10.13    Certificate of Limited Partnership of CC-II, filed as
          Exhibit 10.13 to the Registration Statement on Form S-4
          (Registration No. 333-3774), and incorporated herein by this reference.
 10.14    Amended and Restated Agreement of Limited Partnership of
          CC-II dated March 28, 1996, filed as Exhibit 10.14 to the
          Registration Statement on Form S-4 (Registration No.
          333-3774), and incorporated herein by this reference.
*10.14(a) First Amendment to Amended and Restated Agreement of
          Limited Partnership of CC-II, dated February 28, 1997
 10.15    Certificate of Limited Partnership of CC-III, filed as
          Exhibit 10.15 to the Registration Statement on Form S-4
          (Registration No. 333-3774), and incorporated herein by this reference.
 10.16    Amended and Restated Agreement of Limited Partnership of
          CC-III dated March 28, 1996, filed as Exhibit 10.16 to the Registration Statement on Form S-4 (Registration No.
          333-3774), and incorporated herein by this reference.
 10.17    Articles of Organization of Peachtree, filed as Exhibit
          10.17 to the Registration Statement on Form S-4 (Registration
          No. 333-3774), and incorporated herein by this reference.
 10.18    By-laws of Peachtree, filed as Exhibit 10.18 to the
          Registration Statement on Form S-4 (Registration No.
          333-3774), and incorporated herein by this reference.
 10.19    Certificate of Limited Partnership of Charter Southeast,
          filed as Exhibit 3.1 to the Registration Statement on Form
          S-4 of Charter Communications Southeast, L.P. (Registration
          No. 333-3772), and incorporated herein by this reference.
 10.20    Amended and Restated Agreement of Limited Partnership of
          Charter Southeast dated March 28, 1996, filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Charter
          Communications Southeast, L.P. (Registration No. 333-3772),
          and incorporated herein by this reference.
 10.20(a) First Amendment to Amended and Restated Agreement of
          Limited Partnership of  Charter Holdings, dated February 28,
          1997, filed as Exhibit 3.2(a) to the Annual Report of Form
          10-K for the year ended December 31, 1996, of Charter
          Communications Southeast, L.P., and incorporated herein by this reference.
*10.21    Asset Sale Agreement by and between Prime Cable of Hickory, L.P., as Seller, and Charter Communications II, L.P., as Buyer, dated
          August 6, 1996, filed herewith.
*10.22 Asset Purchase Agreement between Cencom Cable Income Partners II, L.P., as Seller, and Charter Communications II, L.P., as Purchaser, dated as of May 30, 1996 (Anderson County, SC), filed herewith.
*10.23 Second Amended and Restated Asset Purchase Agreement between Cencom Partners, L.P., as Seller, and Charter Communications, L.P., as Purchaser, dated as of January 16, 1997 (Sanford, NC), filed herewith.
*10.24 Second Amended and Restated Asset Purchase Agreement between Cencom Partners, L.P., as Seller, and Charter Communications II, L.P., as Purchaser, dated as of January 16, 1997 (Abbeville, SC), filed herewith.
*10.25 Second Amended and Restated Asset Purchase Agreement between Cencom Partners, L.P., as Seller, and Charter Communications II, L.P., as Purchaser, dated as of January 16, 1997 (Lincolnton, NC), filed herewith.
*12.1 Ratio of Earnings to Fixed Charges Calculation - Charter Communications Southeast Holdings, L.P, filed herewith.
*21.1     List of Subsidiaries of Registrants.

_________________________________
*  Filed herewith.