Form 10-Q
period 1997-06-30
CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS LP
filed 1997-08-14
CIK 1012458

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              -------------------

                                   FORM 10-Q


(Mark one)
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                 to
                                ----------------   ----------------

Commission File Number 333-3774
                       --------

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.
         CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION
           (Exact name of registrants as specified in their charters)


             Delaware                                    43-1728405
             --------                                    ----------
                                                         43-1740264
                                                         ----------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

   12444 Powerscourt Drive - Suite 400
   St. Louis, Missouri                                   63131
   ----------------------------------------              -----
   (Address of Principal Executive Offices)              (Zip Code)

   (Registrant's telephone number, including area code)  (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
As of June 30, 1997, there was one share of common stock of Charter Communications Southeast Holdings Capital Corporation outstanding, which was owned by Charter Communications Southeast Holdings, L.P.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.
         CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION


                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1997


                                     INDEX



                                                                                                          Page
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements
                  a. Consolidated Balance Sheets - As of June 30, 1997 and December 31, 1996                3
                  b. Consolidated Statements of Operations - For the Three Months
                     Ended  June 30, 1997 and 1996                                                          4
                  c. Consolidated Statements of Operations - For the
                     Six Months Ended June 30, 1997 and 1996                                                5
                  d. Consolidated Statement of Partners' Capital - For the Six Months
                     Ended June 30, 1997                                                                    6
                  e. Consolidated Statements of Cash Flows - For the Six Months Ended
                     June 30, 1997  and 1996                                                                7
                  f. Notes to Consolidated Financial Statements                                             8

                  Separate financial statements of Charter
                  Communications Southeast Holdings
                  Capital Corporation have not been presented as this entity had no operations and substantially no assets or equity.

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                    10

Part II.  Other Information

                  Item 1.Legal Proceedings                                                                 18

                  Item 2.Change in Securities - None                                                        -

                  Item 3.Defaults upon Senior Securities - None                                             -

                  Item 4.Submission of Matters to a Vote of Security Holders - None                         -

                  Item 5.Other Information - None                                                           -

                  Item 6.Exhibits and Reports on Form 8-K                                                  18

                  Signature Page                                                                           19



        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                   June 30,      December 31,
                                                                                    1997            1996
                                                                                -----------   ----------------
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  1,868,472     $  3,360,507
  Accounts receivable, net of allowance for doubtful accounts of $443,858,
     and $300,378, respectively                                                    3,816,978        2,537,324
  Prepaid expenses and other                                                         252,735          299,071
  Receivable from affiliate                                                               --          500,000
                                                                                ------------     ------------
        Total current assets                                                       5,938,185        6,696,902
                                                                                ------------     ------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, net                                             223,142,183      163,998,045
  Franchise costs, net of accumulated amortization of $95,592,495
     and $75,221,372 respectively                                                495,096,842      389,065,380
  Covenants not to compete, net of accumulated amortization of $481,324,
     and $240,000, respectively                                                      978,676          960,000
                                                                                ------------     ------------
                                                                                 719,217,701      554,023,425
                                                                                ------------     ------------
RESTRICTED FUNDS HELD IN ESCROW                                                           --        1,782,537
                                                                                ------------     ------------
OTHER ASSETS                                                                      16,502,244       14,513,068
                                                                                ------------     ------------
                                                                                $741,658,130     $577,015,932
                                                                                ============     ============
                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                         $ 24,754,545     $ 23,958,762
  Subscriber deposits and prepayments                                                440,030          260,244
  Payable to affiliates                                                            2,110,472        2,143,899
                                                                                ------------     ------------
        Total current liabilities                                                 27,305,047       26,362,905
                                                                                ------------     ------------
DEFERRED MANAGEMENT FEES PAYABLE TO AFFILIATE                                      5,963,214        4,293,532
                                                                                ------------     ------------
DEFERRED REVENUE                                                                   1,765,992        1,661,503
                                                                                ------------     ------------
LONG-TERM DEBT                                                                   647,616,369      493,571,442
                                                                                ------------     ------------
DEFERRED INCOME TAXES                                                              5,111,308        5,111,308
                                                                                ------------     ------------
REDEEMABLE  PREFERRED LIMITED UNITS - No Class A or Class B units
  issued or outstanding at June 30, 1997 and December 31, 1996                            --               --
                                                                                ------------     ------------
SPECIAL LIMITED PARTNER UNITS - No Class A or Class B units issued or
  outstanding at June 30, 1997 and December 31, 1996                                      --               --
                                                                                ------------     ------------
PARTNERS' CAPITAL:
  General Partner                                                                    538,962          460,152
  Preferred Limited Partners - No Class A or Class B units issued or
    outstanding at June 30, 1997 and December 31, 1996                                    --               --
  Common Limited Partners - 1,850.05 units and 1,513.36 units, issued and
    outstanding, respectively                                                     53,357,238       45,555,090
                                                                                ------------     ------------
        Total partners' capital                                                   53,896,200       46,015,242
                                                                                ------------     ------------
                                                                                $741,658,130     $577,015,932
                                                                                ============     ============

The accompanying notes are an integral part of these consolidated balance sheets.

        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)


                                                               1997             1996
                                                          ---------------  ---------------
SERVICE REVENUES:
  Basic service                                             $   33,003,999   $   22,570,066
  Premium service                                                5,046,914        3,856,149
  Other                                                          7,377,922        4,647,995
                                                            --------------   --------------
                                                               45,428,835       31,074,210
                                                            -------------    -------------
OPERATING EXPENSES:
  Operating costs                                               19,654,960       13,247,605
  General and administrative                                     3,419,288        2,296,148
  Depreciation and amortization                                 18,563,150       13,372,178
  Management fees - related party                                2,267,769        1,552,599
                                                            --------------   --------------
                                                                43,905,167       30,468,530
                                                            --------------   --------------
  Income from operations                                         1,523,668          605,680
                                                            --------------   --------------
OTHER INCOME (EXPENSE):
  Interest income                                                   42,615           41,665
  Interest expense                                             (15,609,734)     (11,337,716)
  Other                                                                 --              831
                                                            --------------   --------------
                                                               (15,567,119)     (11,295,220)
                                                            --------------   --------------
  Loss before benefit for income taxes                         (14,043,451)     (10,689,540)
BENEFIT FOR INCOME TAXES                                                --           59,989
                                                            --------------   --------------
  Net loss                                                     (14,043,451)     (10,629,551)
                                                            --------------   --------------
REDEMPTION PREFERENCE ALLOCATION:
  Special Limited Partner units                                         --               --
  Redeemable Preferred Limited units                                    --               --

NET LOSS ALLOCATED TO REDEEMABLE PREFERRED LIMITED UNITS                --               --
                                                           ---------------   --------------
  Net loss applicable to partners' capital accounts         $  (14,043,451)  $  (10,629,551)
                                                           ===============   ==============
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
  General Partner                                           $     (140,434)  $     (106,296)
  Class B Preferred Limited Partners                                    --               --
  Common Limited Partners                                      (13,903,017)     (10,523,255)
                                                            --------------   --------------
                                                            $  (14,043,451)  $  (10,629,551)
                                                            ==============   ==============

 The accompanying notes are an integral part of these consolidated statements.

        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)


                                                               1997             1996
                                                          ---------------  ---------------
SERVICE REVENUES:
  Basic service                                           $   59,745,910   $   40,072,079
  Premium service                                              9,324,177        6,849,971
  Other                                                       13,162,525        7,996,334
                                                          --------------   --------------
                                                              82,232,612       54,918,384
                                                          --------------   --------------
OPERATING EXPENSES:
  Operating costs                                             35,337,178       23,279,616
  General and administrative                                   6,367,859        4,199,945
  Depreciation and amortization                               33,455,349       24,295,803
  Management fees - related party                              4,109,300        2,744,666
                                                          ---------------  ---------------
                                                              79,269,686       54,520,030
                                                          ---------------  ---------------
  Income from operations                                       2,962,926          398,354
                                                          ---------------  ---------------
OTHER INCOME (EXPENSE):
  Interest income                                                 88,819           88,509
  Interest expense                                           (28,640,787)     (18,116,240)
  Other                                                               --           (1,654)
                                                          ---------------  ---------------
                                                              (28,551,968)     (18,029,385)
                                                          ---------------  ---------------
  Loss before benefit for income taxes                        (25,589,042)     (17,631,031)

BENEFIT FOR INCOME TAXES                                               --          111,180
                                                          ---------------  ---------------
  Net loss                                                    (25,589,042)     (17,519,851)
                                                          ---------------  ---------------
REDEMPTION PREFERENCE ALLOCATION:
  Special Limited Partner units                                        --         (828,616)
  Redeemable Preferred Limited units                                   --       (1,452,343)

NET LOSS ALLOCATED TO REDEEMABLE PREFERRED LIMITED UNITS               --        4,063,274
                                                          ---------------  ---------------
  Net loss applicable to partners' capital accounts       $   (25,589,042)  $  (15,737,536)
                                                          ===============  ===============
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
  General Partner                                         $      (255,890)  $     (157,375)
  Class B Preferred Limited Partners                                   --               --
  Common Limited Partners                                     (25,333,152)     (15,580,161)
                                                          ---------------  ---------------
                                                          $   (25,589,042)  $  (15,737,536)
                                                          ===============  ===============

 The accompanying notes are an integral part of these consolidated statements.

        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)




                                                    Class B
                                 General       Preferred Limited        Common
                                 Partner           Partners          Limited Partners          Total
                               -----------   -------------------     -----------------     -------------
BALANCE, December 31, 1996         $ 460,152        $   --           $ 45,555,090         $ 46,015,242
  Capital contributions              334,700            --             33,135,300           33,470,000
  Allocation of net loss            (255,890)           --            (25,333,152)         (25,589,042)
                                   --------         ------            -----------         ------------
BALANCE, June 30, 1997             $ 538,962        $   --           $ 53,357,238         $ 53,896,200
                                  ==========        ======           ============         ============

  The accompanying notes are an integral part of this consolidated statement.

        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                                                1997                1996
                                                                         ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                     $   (25,589,042)    $   (17,519,851)
 Adjustments to reconcile net loss to net cash provided by operating activities
   Depreciation and amortization                                                   33,455,349          24,295,803
   Amortization of debt issuance costs                                              1,108,494             199,409
   Amortization of interest rate cap agreements                                        86,084              66,875
   Amortization of discount on debentures                                           5,844,927           2,837,627
   Forgiveness of note receivable with related party                                       --             100,000
   Changes in assets and liabilities, net of effects from acquisitions -
      Accounts receivable, net                                                        124,249           1,558,448
      Prepaid expenses and other                                                       62,426              63,062
      Receivable from affiliate                                                       500,000             296,179
      Accounts payable and accrued expenses                                        (1,053,202)           (197,889)
      Subscriber deposits and prepayments                                            (197,873)            (69,591)
      Payable to affiliates                                                         2,354,461           1,507,062
      Deferred revenue                                                                (34,420)            553,987
                                                                                -------------      --------------
     Net cash provided by operating activities                                     16,661,453          13,691,121
                                                                                -------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                     (31,578,550)        (15,491,286)
   Payments for acquisitions, net of cash acquired                               (159,666,104)       (125,270,673)
   Payments of organizational expenses                                                     --             (34,257)
   Restricted funds held in escrow                                                  1,782,537                  --
   Payments of franchise costs                                                       (238,691)                 --
                                                                                -------------      --------------
     Net cash used in investing activities                                       (189,700,808)       (140,796,216)
                                                                                -------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                                         --          200,000,061
   Payment of debt issuance costs                                                 (3,372,680)          (9,305,903)
   Borrowings under revolving credit agreement                                   182,850,000            9,775,000
   Payments under revolving credit agreement                                     (37,730,000)         (18,500,000)
   Payment of note payable                                                                --          (15,000,000)
   Partners' capital contributions                                                29,800,000                   --
   Redemption of Special Limited Partner units                                            --          (43,242,948)
                                                                              --------------        -------------
     Net cash provided by financing activities                                   171,547,320          123,726,210
                                                                              --------------        -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,492,035)          (3,378,885)
CASH AND CASH EQUIVALENTS, beginning of period                                     3,360,507            6,547,438
                                                                                -------------      --------------
CASH AND CASH EQUIVALENTS, end of period                                     $     1,868,472        $   3,168,553
                                                                             ===============        =============
CASH PAID FOR INTEREST                                                       $    16,304,941        $  12,669,902
                                                                             ===============        =============
CASH PAID FOR TAXES                                                          $            --        $         --
                                                                             ===============        =============

 The accompanying notes are an integral part of these consolidated statements.

        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION:

The accompanying consolidated financial statements of Charter Communications Southeast Holdings, L.P. (Charter Holdings) and subsidiaries include the accounts of Charter Holdings and its direct and indirect wholly owned subsidiaries: Charter Communications Southeast Properties, Inc., Charter Communications Southeast Holdings Capital Corporation, Charter Communications Southeast, L.P. (Charter Southeast), Charter Communications Southeast Capital Corporation, CCP II, Inc., CCP One, Inc., Charter Communications II, L.P. (CC-II), and Charter Communications, L.P. (CC-I), collectively referred to as the "Partnership" or the "Company" herein. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Certain reclassifications have been made to the June 30, 1996 financial statements to conform with the June 30, 1997 presentation.


2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements as of June 30, 1997 and 1996, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Partnership's Form 10-K for the year ended December 31, 1996. Interim results are not necessarily indicative of results for a full year.


3. ACQUISITIONS:

In February 1997, CC-II acquired the net assets of Prime Cable of Hickory, L.P., which included the cable television system in and around Hickory, North Carolina, for approximately $69.4 million, including transaction costs and preliminary closing adjustments (the "Hickory Acquisition"). The purchase price allocation as reflected in the consolidated financial statements as of June 30, 1997 is subject to certain final closing adjustments. The Hickory Acquisition was funded by borrowings under the CC-II credit facility.

In April 1997, CC-I and CC-II acquired the net assets of certain cable television systems located in North Carolina and South Carolina from Cencom Cable Income Partners II, L.P. (CCIP II) and Cencom Partners, L.P. (CPLP), affiliated entities, for an aggregate purchase price of approximately $89.2 million. These acquisitions were funded by availability under the respective credit facilities.

The Pro forma effects of the above-described 1997 transactions as well as the acquisition of cable television systems during 1996 on the partnership's results of operations for the six months ended June 30, 1997 and 1996 are presented in the following unaudited tabulation:


                                     For the six months ended June 30,
                                     ------------------------------------
                                          1997              1996
                                     -----------------  -----------------

      Revenues                       $ 89,411,505      $ 80,426,916
                                     ============      ============
      Income from operations         $  3,628,298      $  2,504,818
                                     ============      ============

      Net loss                       $(27,918,017)     $(29,002,486)
                                     ============       ===========

The pro forma results presented above are based upon currently available information and certain assumptions that management believes are reasonable.

4. PARTNERS' CAPITAL:

In February 1997, Charter Holdings received $30.0 million of cash contributions as well as the contribution of the assets and related liabilities of a certain cable television system serving areas in and around Stockbridge, Georgia (the "Stockbridge System"). The Stockbridge System, which had an appraised value (net of approximately $3.1 million in debt) of approximately $3.67 million, was contributed at fair market value to Charter Southeast which, in turn, contributed such system to CC-II. The $30.0 million contributed to Charter Holdings was contributed to Charter Southeast. Charter Southeast contributed $5.0 million to CC-I and $25.0 million to CC-II, to be ultimately used toward future acquisitions. Prior to consummation of the aforementioned acquisitions in April 1997, the equity contribution was used to reduce outstanding indebtedness under the credit facilities of CC-I and CC-II. Costs of $200,000 were incurred in connection with the capital contributions. These capital contributions resulted in an increase in issued and outstanding limited partnership units of 336.7 units.

5. LITIGATION:

In June 1997, a purported class action lawsuit was filed in Delaware Chancery Court under the name of Wallace, Matthews, Lerner and Roberts v. Wood et. al., Case No. 15731, by certain limited partners of CCIP II, a publicly held limited partnership, against numerous defendants. The suit alleges that defendants CC-I and CC-II, both of which are affiliates of CCIP II's general partner, purchased cable television system assets from CCIP II in April 1997 at less than fair value. In connection with the purchase of these assets, CC-I and CC-II paid the highest amount bid in a multiple round auction process involving non-affiliated third parties. Furthermore, the assets acquired had been appraised by two independent appraisers, the purchase price paid as a result of the auction was higher than the appraised value, and the proposed sale to affiliated purchasers was approved by a majority of CCIP II's limited partners. For these reasons, amongst others, management of the Company believes that the claims against CC-I and CC-II are without merit and will defend them vigorously.


6. SIGNIFICANT NONCASH TRANSACTION:

The Partnership has reflected the contribution of the Stockbridge System (see
Note 4) as a noncash transaction in the accompanying consolidated financial statements.

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.
             CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORP

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Transactions

Since April 1994, the Charter Communications Southeast Holdings, L.P. and its subsidiaries (collectively the "Company" or the "Partnership") have completed the following transactions:

                           Approximate
     Acquisition Date     Purchase Price            Location of Systems
     ----------------  --------------------  ----------------------------------
     April 1994               $174.7million  Georgia, Alabama, Louisiana
     January 1995             $108.0million  Kentucky, N. Carolina, S. Carolina
     May 1995                 $ 22.0million  Georgia
     May 1995                 $ 48.0million  Alabama
     July 1995                $ 34.7million  Georgia
     November 1995            $ 35.0million  S. Carolina
     January 1996             $  8.4million  S. Carolina
     March 1996               $112.0million  Georgia, N. Carolina, Tenn., Ky.
     November 1996            $22.0 million  Alabama, Tennessee
     February 1997            $69.4 million  N. Carolina
     February 1997            $ 3.7 million  Georgia
     April 1997               $89.2 million  N. Carolina, S. Carolina


As of June 30, 1997, the Company had no pending acquisitions.

Results of Operations

The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Partnership as of the dates indicated:

                                             June 30,   December 31,   June 30,
                                               1997         1996         1996
                                             ---------   -----------   ---------
Basic Subscribers:
 Nashville Cluster                               42,700        42,400      41,600
 Northern Alabama Cluster                        62,400        62,400      47,800
 New Orleans Cluster                             35,800        35,600      34,700
 Atlanta Cluster                                 67,600        62,400      60,600
 Greenville-Spartanburg/Asheville Cluster       103,500        78,100      76,800
 Hickory Cluster                                 50,400            --          --
 Non-Cluster Systems                             63,200        49,700      49,800
                                             ----------  ------------  ----------
                                                425,600       330,600     311,300
                                             ==========  ============  ==========
Premium Subscription Units:
 Nashville Cluster                               22,000        22,800      25,200
 Northern Alabama Cluster                        21,000        27,000      23,100
 New Orleans Cluster                             17,800        16,800      16,500
 Atlanta Cluster                                 33,100        23,700      22,300
 Greenville-Spartanburg/Ashville Cluster         43,000        30,400      27,600
 Hickory Cluster                                 20,200            --          --
 Non-Cluster Systems                             41,500        30,500      31,000
                                             ----------  ------------  ----------
                                                198,600       151,200     145,700
                                             ==========  ============  ==========

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:



                                                      For the Three Months
                                                         Ended June 30,
                                                         --------------
                                                           (Unaudited)
                                              1997                            1996
                                  -----------------------------  ------------------------------
                                                       % of
                                      Amount         Revenue          Amount      % of Revenue
                                  --------------  ------------  ----------------  ------------
Service Revenues                   $      45,429       100.0%           $ 31,074        100.0%
                                   -------------  ----------            --------  -----------
Operating Expenses:

 Operating costs                          19,655        43.3              13,248         42.6
 General and administrative                3,419         7.5               2,296          7.4
 Depreciation and Amortization            18,563        40.8              13,372         43.0
 Management Fees - Related Party           2,268         5.0               1,553          5.0
                                   -------------  ----------            --------  -----------
                                          43,905        96.6              30,469         98.0
                                   -------------  ----------            --------  -----------
Income from Operations                     1,524         3.4                 605          2.0
                                   -------------  ----------            --------  -----------
Other Income (Expense):
 Interest Income                              43          .1                  42           .1
 Interest Expense                        (15,610)      (34.4)            (11,338)       (36.5)
 Other                                        --          --                   1           --
                                   -------------  ----------            --------  -----------
                                         (15,567)      (34.3)            (11,295)       (36.4)
                                   -------------  ----------            --------  -----------
Loss Before Benefit for Income
 Taxes                                   (14,043)      (30.9)            (10,690)       (34.4)
Benefit for Income Taxes                      --          --                  60           .2
                                   -------------  ----------            --------  -----------
     Net Loss                      $     (14,043)      (30.9)%          $(10,630)       (34.2)%
                                   =============  ==========            ========  ===========

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:


                                                       For the Six Months
                                                         Ended June 30,
                                  -------------------------------------------------------------
                                                           (Unaudited)
                                              1997                             1996
                                  -----------------------------  ------------------------------
                                                       % of
                                      Amount         Revenue          Amount       % of Revenue
                                  ---------------  ------------  ----------------  ------------
Service Revenues                    $82,232            100.0%    $    54,918          100.0%
                                    -------           ------     -----------         ------
Operating Expenses:
Operating costs                       35,337            43.0          23,280           42.4
 General and administrative            6,368             7.7           4,200            7.7
 Depreciation and Amortization        33,455            40.7          24,296           44.2
 Management Fees - Related Party       4,109             5.0           2,744            5.0
                                    --------         -------     -----------         ------
                                      79,269            96.4          54,520           99.3
                                    --------         -------     -----------         ------
Income from Operations                 2,963             3.6             398             .7
                                    --------         -------     -----------         ------
Other Income (Expense):
 Interest Income                          89             .1               89             .2
 Interest Expense                    (28,641)         (34.8)         (18,116)         (33.0)
 Other                                    --             --               (2)            --
                                    --------         ------      -----------         ------
                                     (28,552)         (34.7)         (18,029)         (32.8)
                                    --------         ------      -----------         ------
Loss Before Benefit for Income
Taxes                                (25,589)         (31.1)         (17,631)         (32.1)
Benefit for Income Taxes                  --             --              111             .2
                                    --------         ------      -----------         ------
     Net Loss                       $(25,589)         (31.1)%    $   (17,520)         (31.9)%
                                    ========         ======      ===========         ======

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems.
Service revenues increased by 46.2% and 49.7% to $45,429,000 and $82,232,000, for the three and six month periods ended June 30, 1997, respectively, when compared to the similar periods of 1996. These increases are primarily due to an increase in subscribers for the basic tier of cable service offered by the systems resulting primarily from acquisitions of cable systems by the Partnership throughout 1997 and 1996. In addition, the Partnership experienced significant internal subscriber growth (See supplemental analysis of quarterly operating results) between periods and implemented basic and expanded tier retail rate increases in certain systems, in accordance with federal law. The internal subscriber growth reflects the success of management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. In addition, a limited amount of new-build construction increased the coverage of the systems.

Operating Expenses

Operating costs increased by 48.4% and 51.8% to $19,655,000 and $35,337,000 for the three and six months ended June 30, 1997, respectively, when compared to the similar periods of 1996. The majority of this increase was related to operating costs associated with the cable television systems acquired during 1996 and 1997. Operating costs, as a percentage of service revenues, have increased slightly for the three and six months ended June 30, 1997 when compared to similar periods of 1996. This is primarily related to increases in programming costs, as many of the Partnership's programming contracts had rate increases effective during the first quarter of 1997. The Partnership expects that programming cost increases will continue to be an on-going issue for the next several years.

General and administrative expenses increased 48.9% and 51.6% to $3,419,000 and $6,368,000 for the three and six months ended June 30, 1997, respectively, when compared to the similar periods of 1996. This increase is primarily a result of the general and administrative costs of the cable television systems acquired during 1996 and 1997.

Depreciation and amortization increased by 38.8% and 37.7% to $18,563,000 and $33,455,000 for the three and six months ended June 30, 1997, respectively, when compared to the similar periods of 1996. The increase in depreciation and amortization is a result of capital expenditures made to the Systems, in addition to the increase in property, plant and equipment and franchise costs resulting from the acquisitions of additional cable systems. Depreciation expense as a percent of revenues decreased during the three and six months ended June 30, 1997 compared to the similar periods of 1996. This decrease is due primarily to the increase in revenues as a result of internal subscriber growth and retail rate increases.


Other Income / Expense

Interest expense increased by 37.7% and 58.1% to $15,610,000 and $28,641,000 for the three and six months ended June 30, 1997, respectively, when compared to the similar periods of 1996. This increase was primarily due to the increase in the average outstanding bank debt balance between the comparable periods, an increase in interest expense associated with issuing the Senior Notes and the Debentures on March 28, 1996, an increase in interest rates on the bank debt and an increase in the interest expense related to the amortization of deferred debt costs associated with issuing the Senior Notes and Debentures on March 28, 1996.


Net Loss

Net loss increased by 32.1% and 62.6% to $14,043,000 and $25,589,000 for the three and six months ended June 30, 1997, respectively, when compared to the similar periods of 1996. For 1997, the increases in net loss were attributable to the increase in interest expense, offset partially by an increase in income from operations.

Liquidity and Capital Resources

The Partnership's growth by acquisition during 1997 and 1996 has been funded primarily by borrowings under bank credit facilities, the proceeds of the $146,820,000 of Senior Secured Discount Debentures (the "Debentures"), the 11 1/4% Senior Notes (the "Senior Notes"), and equity contributions. Cash flows provided by operating activities together with borrowings under bank credit facilities have been sufficient to fund the Partnership's debt service, capital expenditures and working capital requirements. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient during the next 12 months for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Partnership anticipates that future acquisitions could be financed through borrowings, either presently available under the existing credit facilities, or as a result of amending the existing credit facilities to allow for expanded borrowing capacity, combined with additional equity contributions. Although the Partnership has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue in the future, thereby, negatively impacting the Partnership's ability to pursue a strategy that includes growth through acquisitions.

At June 30, 1997, the Partnership's long-term debt of $647.6 million consisted of $130.5 million outstanding under the revolving credit and term loan facility of CC-I, $303.0 million outstanding under the revolving credit and term loan facility of CC-II, $89.1 million from the sale of the Debentures and $125.0 million of indebtedness from the sale of the Senior Notes. The Partnership had unused and available borrowing capacity of $19.5 million and $62.0 million under the credit facilities of CC-I and CC-II, respectively, at June 30, 1997. In February 1997 the CC-II credit facility was amended to allow for, among other things, an increase in availability to $365.0 million. CC-II increased the facility to complete the acquisition of the Hickory, North Carolina system, to fund the acquisitions consummated in April 1997 and to fund capital expenditures.

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

In February 1997, Charter Holdings received $30.0 million of cash contributions as well as the contribution of the assets and related liabilities of a certain cable television system serving areas in and around Stockbridge, Georgia (the "Stockbridge System"). The Stockbridge System, which had an appraised value (net of approximately $3.1 million in debt) of approximately $3.67 million, was contributed at fair market value to Charter Southeast which, in turn, contributed such system to CC-II. The $30.0 million contributed to Charter Holdings was contributed to Charter Southeast. Charter Southeast contributed $5.0 million to CC-I and $25.0 million to CC-II, to be ultimately used toward future acquisitions. Prior to consummation of the aforementioned acquisitions in April 1997, the equity contribution was used to reduce outstanding indebtedness under the credit facilities of CC-I and CC-II. Costs of $200,000 were incurred in connection with the capital contributions. These capital contributions resulted in an increase in issued and outstanding limited partnership units of 336.7 units..

In April 1997, CC-I acquired the assets of a cable television system located in Sanford, North Carolina, serving approximately 12,700 basic subscribers, for a purchase price of approximately $20.8 million. Also, during April 1997, CC-II acquired the assets of certain cable television systems located in Anderson County, South Carolina, Abbeville, South Carolina, and Lincolnton, North Carolina. CC-II acquired these cable television systems, which serve approximately 38,800 basic subscribers, for an aggregate purchase price of approximately $68.4 million. These acquisitions by CC-I and CC-II were funded by availability under their respective credit facilities. The selling entities were affiliates of the Company.

Cash interest is payable on a monthly and quarterly basis for borrowings outstanding under the CC-I and CC-II credit facilities. Cash interest is payable semi-annually, in March and September, on the Senior Notes until March 2006, the maturity date.

The Partnership manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facilities. Interest rate swap and cap agreements are accounted for by the Partnership as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as interest expense in the period incurred. The affects of the Partnership's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for the three months ended June 30, 1997.

The Partnership incurred capital expenditures of approximately $31.6 million during the six months ended June 30, 1997 in connection with the improvement and upgrading of the Partnership's cable systems. The Partnership anticipates that capital expenditures for such purposes will be approximately $70.0 million during 1997.

During October 1996, the Partnership became aware that the local power commission affiliated with the City of Newnan, Georgia, announced its intention to construct a fiber optic system for the delivery of video and data services to the entire city. The power commission's construction will be completed during 1997 and will pass approximately 6,000 homes, from which there are currently approximately 3,400 homes that subscribe to cable television services offered by the Partnership. In addition, the City of Newnan recently received a franchise for the unincorporated area surrounding the city. The Partnership completed the upgrade of its existing cable plant to 750 MHz during December 1996, and began an aggressive marketing effort during the first quarter of 1997 to promote its new channel offerings and other services. The Partnership cannot determine the impact, if any, this project by the City of Newnan will have on long-term results or strategies of the Partnership.

The Partnership has had discussions with several municipalities, counties and utility companies in Georgia to explore the possibility of a sale and lease-back venture whereby the Partnership would sell the cable television distribution plant and then enter into a long-term capital lease and continue to operate the cable system. Pursuant to the proposals currently under discussion, the Partnership and its venture partner would upgrade the plant to 750 MHz, allocating a portion of the spectrum to the venture partner for its purposes. The Partnership would expect to benefit by gaining access to upgraded plant, obtaining lower cost financing through the venture partner and realizing certain operating cost savings. There is no assurance that a final agreement will be reached with respect to any such proposals.

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

Supplemental Analysis of Quarterly Operating Results

The following table sets forth certain operating results and statistics for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The following dollar amounts are in thousands, except for per subscriber amounts:





                                         For the Three Months                                       For the Three Months
                                         Ended June 30, 1997                                         Ended June 30, 1996
                               ----------------------------------------------------   ----------------------------------------------
                                             (Unaudited)                                                 (Unaudited)
                                        SYSTEMS          Systems                         SYSTEMS             Systems
                                     ACQUIRED ON OR      Acquired                      ACQUIRED ON OR        Acquired
                                      BEFORE 4/1/96     After 4/1/96      Total        BEFORE 4/1/96       After 4/1/96      Total
                                     ---------------    ------------    --------       --------------   ---------------   ---------

Service Revenues                      $   35,213          $10,216     $   45,429            $   31,074             --   $   31,074
                                      ----------          -------     ----------            ----------         ------   ----------
Operating Expenses:
  Operating costs                         15,229            4,426         19,655                13,248             --
  General and administrative               2,719              700          3,419                 2,296             --
                                      ----------          -------     ----------            ----------         ------   ----------
                                          17,948            5,126         23,074                15,544             --       15,544
                                      ----------          -------     ----------            ----------         ------   ----------
EBITDA (a)                            $   17,265          $ 5,090     $   22,355            $   15,530             --   $   15,530
                                      ==========          =======     ==========            ==========         ======   ==========
EBITDA Margin                               49.0%            49.8%          49.2%                 50.0%            --         50.0%
                                      ==========          =======     ==========            ==========         ======   ==========


Operating Statistical Data, at end
 of period:


  Monthly revenue per subscriber      $    36.32         $  33.26     $    35.58            $    33.27             --   $    33.27
  Homes passed                           484,000          159,700        643,700               462,300             --      462,300
  Basic subscribers                      323,200          102,400        425,600               311,300             --      311,300
  Basic penetration                         66.8%            64.1%          66.1%                 67.3%            --         67.3%
  Premium subscriptions                  156,200           42,400        198,600               145,900             --      145,900

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

Results of Operations - Supplemental analysis for the Quarter Ended June 30, 1997 Versus the Quarter Ended
     June 30, 1996 (for Systems Acquired Before April 1, 1996)

The following discussion is provided to show the results of operations on a comparable basis for those systems owned by the Partnership during the three months ended June 30, 1997 versus the three months ended June 30, 1996. Specifically, the comparable analysis includes the results of operations for the eight acquisitions completed between April 1994 and March 1996 - see Significant Transactions for a complete listing of all acquisitions by the Company.

Service revenues increased by $4,139,000 or 13.3% when comparing the revenues for the quarter ended June 30, 1997 to the results for the comparable systems for the quarter ended June 30, 1996. This increase is due to a net gain of approximately 11,900 or 3.8% for basic subscribers between quarters and, second, to retail rate increases implemented in certain of the Partnership's systems.

Operating expenses increased approximately $2,404,000 or 15.5% when comparing the operating expenses for the quarter ended June 30, 1997 to the results for the comparable systems for the quarter ended June 30, 1996. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid to the programming services. The Company believes that the growth in programming expense is consistent with industry-wide increases.

The Partnership experienced growth in operating cash flow (EBITDA) of approximately $1,735,000 or 11.2% when comparing the operating cash flow for the quarter ended June 30, 1997 to the results for the comparable systems for
the quarter ended June 30, 1996.   EBITDA margin decreased from 50.0% to 49.0%
when comparing the similar periods, primarily as a result of the increase in programming costs.

Part II.  Other Information

Item 1.   Legal Proceedings


In June 1997, a purported class action lawsuit was filed in Delaware Chancery Court under the name of Wallace, Matthews, Lerner and Roberts v. Wood et. al., Case No. 15731, by certain limited partners of CCIP II, a publicly held limited partnership, against numerous defendants. The suit alleges that defendants CC-I and CC-II, both of which are affiliates of CCIP II's general partner, purchased cable television system assets from CCIP II in April 1997 at less than fair value. In connection with the purchase of these assets, CC-I and CC-II paid the highest amount bid in a multiple round auction process involving non-affiliated third parties. Furthermore, the assets acquired had been appraised by two independent appraisers, the purchase price paid as a result of the auction was higher than the appraised value, and the proposed sale to affiliated purchasers was approved by a majority of CCIP II's limited partners. For these reasons, amongst others, management of the Company believes that the claims against CC-I and CC-II are without merit and will defend them vigorously.


Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

         27     Financial Data Schedule

                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

         CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION

                        FOR QUARTER ENDED JUNE 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                                By: Charter Communications Holdings Properties,
                                      Inc. its General Partner


                                By:  /s/ Jerald L. Kent
                                    -------------------------------
                                    Jerald L. Kent
                                    President and
                                    Chief Executive Officer

By:  /s/Jerald L. Kent                                          August 13, 1997
     -------------------------
     Jerald L. Kent
     President and
     Chief Executive Officer


By:  /s/Kent D. Kalkwarf                                        August 13, 1997
     -------------------------
     Kent D. Kalkwarf
     Senior Vice President and
     Chief Financial Officer



                                CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS
                                  CAPITAL CORPORATION



                                By:  /s/ Jerald L. Kent
                                    ---------------------------
                                    Jerald L. Kent
                                    President and
                                    Chief Executive Officer


By:  /s/Jerald L. Kent                                          August 13, 1997
     -------------------------
     Jerald L. Kent
     President and
     Chief Executive Officer


By:  /s/Kent D. Kalkwarf                                        August 13, 1997
     -------------------------
     Kent D. Kalkwarf
     Senior Vice President and
     Chief Financial Officer