Form 10-Q
period 1998-03-31
CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS LP
filed 1998-05-01
CIK 1012458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ____________________


                                    FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________________ to _______________

Commission File Number 333-3774


                 CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.
                 -----------------------------------------------
          CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION
          -------------------------------------------------------------
           (Exact name of registrants as specified in their charters)


           Delaware                                          43-1728405
                                                             ----------
                                                             43-1740264
                                                             ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

12444 Powerscourt Drive - Suite 400
St. Louis, Missouri                                          63131
----------------------------------------                     -----
(Address of Principal Executive Offices)                     (Zip Code)

(Registrant's telephone number, including area code)         (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                        ----
As of March 31, 1998, there was one share of common stock of Charter Communications Southeast Holdings Capital Corporation outstanding, which was owned by Charter Communications Southeast Holdings, L.P.

                 CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.
          CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION


                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1998


                                      INDEX


                                                                                                            Page

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements
                  a. Consolidated Balance Sheets - March 31, 1998 and December 31, 1997                        3
                  b. Consolidated Statements of Operations - Three Months Ended
                     March 31, 1998 and 1997                                                                   4
                  c. Consolidated Statement of Partners' Capital - Three Months Ended
                     March 31, 1998                                                                            5
                  d. Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998                 6
                     and 1997
                  e. Notes to Consolidated Financial Statements                                                7

                        Separate financial statements of Charter Communications Southeast Holdings
                        Capital Corporation have not been presented as this entity had no operations and  substantially no assets or equity.

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                        9

Part II. Other Information


         Item 1.  Legal Proceedings                                                                           16

         Item 2.  Change in Securities - None                                                                 -

         Item 3.  Defaults upon Senior Securities - None                                                      -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                                  -

         Item 5.  Other Information - None                                                                    -

         Item 6.  Exhibits and Reports on Form 8-K-None                                                       16

         Signature Page                                                                                       17

        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                       March 31,         December 31,
                                                                                         1998               1997
                                                                                    ---------------     -------------
                                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                          $  3,264,628     $  2,742,119
   Accounts receivable, net of allowance for doubtful accounts of
       $349,938 and $312,048, respectively                                               2,212,682        3,158,282
   Prepaid expenses and other                                                              539,050          341,396
                                                                                      ------------     ------------
           Total current assets                                                          6,016,360        6,241,797
                                                                                      ------------     ------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
   Property, plant and equipment, net                                                  244,754,859      235,808,350
   Franchise costs, net of accumulated amortization of
       $131,253,913 and $119,968,082, respectively                                     470,928,273      480,201,100
   Covenant not to compete, net of accumulated amortization of $540,000 and
       $480,000, respectively                                                              660,000          720,000
                                                                                      ------------     ------------
                                                                                       716,343,132      716,729,450
OTHER ASSETS, net                                                                       13,370,872       15,455,893
                                                                                      ------------     ------------
                                                                                      $735,730,364     $738,427,140
                                                                                      ============     ============


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Current maturities of long term debt                                                $  8,817,950     $  5,375,000
  Accounts payable and accrued expenses                                                 28,058,577       29,972,845
  Subscriber deposits and prepayments                                                      503,664          532,595
  Payables to manager of cable television systems                                          867,344        1,120,476
                                                                                      ------------     ------------
             Total current liabilities                                                  38,247,535       37,000,916
                                                                                      ------------     ------------
DEFERRED REVENUE                                                                         1,872,820        1,718,710
                                                                                      ------------     ------------
LONG-TERM DEBT                                                                         677,830,078      666,662,475
                                                                                      ------------     ------------
DEFERRED MANAGEMENT FEES                                                                 8,536,502        7,805,448
                                                                                      ------------     ------------
DEFERRED INCOME TAXES                                                                    5,111,308        5,111,308
                                                                                      ------------     ------------
PARTNERS' CAPITAL:
  General Partner                                                                           41,321          201,281
  Common Limited Partners - 1,850.05 units issued and outstanding                        4,090,800       19,927,002

                                                                                      ------------     ------------
             Total partners' capital                                                     4,132,121       20,128,283
                                                                                      ------------     ------------
                                                                                      $735,730,364     $738,427,140
                                                                                      ============     ============



 The accompanying notes are an integral part of these consolidated balance sheets.

        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                                      1998                       1997
                                                                                  --------------             ------------

SERVICE REVENUES                                                                   $ 48,044,199              $ 36,803,777
                                                                                   ------------              ------------
OPERATING EXPENSES:
  Operating costs                                                                    20,187,593                15,682,218
  General and administrative                                                          3,869,947                 2,948,571
  Depreciation and amortization                                                      21,202,436                14,892,199
  Management fees                                                                     2,402,394                 1,841,531
                                                                                   ------------              ------------
                                                                                     47,662,370                35,364,519
                                                                                   ------------              ------------
  Income from operations                                                                381,829                 1,439,258
                                                                                   ------------              ------------
OTHER INCOME (EXPENSE):
  Interest income                                                                        50,456                    46,204
  Interest expense                                                                  (16,428,447)              (13,031,053)
                                                                                   ------------              ------------
                                                                                    (16,377,991)              (12,984,849)
                                                                                   ------------              ------------
  Loss before income taxes                                                          (15,996,162)              (11,545,591)

INCOME TAXES                                                                                 --                        --
                                                                                   ------------              ------------
  Net loss                                                                          (15,996,162)              (11,545,591)
                                                                                   ------------              ------------
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
  General Partner                                                                  $   (159,960)             $   (115,456)
  Class B Preferred Limited Partners                                                         --                        --
  Common Limited Partners                                                           (15,836,202)              (11,430,135)
                                                                                   ------------              ------------
                                                                                   $(15,996,162)             $(11,545,591)
                                                                                   ============              ============

 The accompanying notes are an integral part of these consolidated statements.

       CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL


                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)




                                                                       Class B
                                                                      Preferred            Common
                                                   General             Limited             Limited
                                                   Partner             Partners            Partners              Total
                                              -----------------    ----------------     ---------------      -------------

BALANCE, December 31, 1997                    $    201,281           $         --       $ 19,927,002         $ 20,128,283

    Allocation of net loss                        (159,960)                    --        (15,836,202)         (15,996,162)
                                              ------------           ------------       ------------         ------------
 BALANCE, March 31, 1998                      $     41,321           $         --       $  4,090,800         $  4,132,121
                                              ============           ============       ============         ============













     The accompanying notes are an integral part of this consolidated statement.

        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                                    1998                 1997
                                                                                ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $(15,996,162)        $(11,545,591)
    Adjustments to reconcile net loss to net cash provided by
      operating activities
      Depreciation and amortization                                               21,202,436           14,892,199
      Amortization of debt issuance costs, debt discount and interest rate
      cap agreements                                                               3,653,089            3,218,828

      Changes in assets and liabilities, net of effects from acquisitions-

         Accounts receivable, net                                                    945,600              126,030
         Prepaid expenses and other                                                 (197,654)            (244,061)
         Accounts payable and accrued expenses                                    (1,914,268)          (8,820,511)
         Subscriber deposits and prepayments                                         (28,931)            (114,233)
         Payable to manager of cable television systems, including
         deferred management fees                                                    477,922              879,282
         Deferred revenue                                                            154,110               73,277
                                                                                ------------         ------------
      Net cash provided by (used in) operating activities                          8,296,142           (1,534,780)
                                                                                ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                   (19,264,704)         (10,663,994)
    Payments for acquisitions, net of cash acquired                                       --          (69,102,324)
    Restricted funds held in escrow                                                       --            1,782,537
                                                                                ------------         ------------
      Net cash used in investing activities                                      (19,264,704)         (77,983,781)
                                                                                ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of debt issuance costs                                                    (8,929)          (3,024,672)
    Borrowings under revolving credit agreement                                   14,800,000           88,250,000
    Payments under revolving credit agreement                                     (3,300,000)         (35,230,000)
    Partners' capital contributions                                                       --           29,800,000
                                                                                ------------         ------------
      Net cash provided by financing activities                                   11,491,071           79,795,328
                                                                                ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 522,509              276,767
CASH AND CASH EQUIVALENTS, beginning of period                                     2,742,119            3,360,507
                                                                                ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                                        $  3,264,628         $  3,637,274
                                                                                ============         ============
CASH PAID FOR INTEREST                                                          $ 15,829,861         $ 12,524,517
                                                                                ============         ============
CASH PAID FOR TAXES, net of refunds                                             $         --         $         --
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

Certain reclassifications have been made to the March 31, 1997 financial statements to conform with the March 31, 1998 presentation.


2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements as of March 31, 1998 and 1997, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Form 10-K for the year ended December 31, 1997. Interim results are not necessarily indicative of results for a full year.


3.  LITIGATION

A purported class action lawsuit on behalf of the Cencom Cable Income Partners, L.P. (CCIP) limited partners was filed in 1995 (the "Action"), which sought, among other things, to enjoin permanently the purchase of systems from CCIP, including those by CC-II (the "CCIP Acquisition"). On February 15, 1996, all of the plaintiff's claims for injunctive relief were dismissed (including that which sought to prevent the consummation of the CCIP Acquisition); the plaintiff's claims for money damages which may have resulted from the CCIP Acquisition remain pending. In October 1996 the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believed that portions of the Amended Complaint were legally inadequate and filed a dispositive motion as to all remaining claims in the Action. In October 1997, The court granted in part and denied in part the defendants motion, the effect of which narrowed the remaining issues significantly. Each of the defendants in the Action including the Partnership, believes the Action, which remains pending, to be without merit and is contesting it vigorously. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by the Partnership, in connection with the Action.

In June 1997, a purported class action lawsuit was filed in Delaware Chancery Court under the name of Wallace, Mathews, Lerner and Roberts v. Wood et.al., Case No. 15731, by certain limited partners of Cencom Cable Income Partners II, L.P. (CCIP II), a publicly held limited partnership, against numerous defendants. The suit alleges that defendants CC-I and CC-II, both of which are related to CCIP II's general partner, purchased cable television systems from CCIP II in April 1997 at less than fair value. In connection with the purchase of these assets, CC-I and CC-II paid the highest amount bid in a multiple round auction process involving nonaffiliated third parties. Furthermore, the assets acquired had been appraised by two independent appraisers, the purchase price paid as a result of the auction was higher than the appraised value, and the proposed sale to the purchasers was approved by a majority of CCIP II's limited partners. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholders' derivative claim. For these reasons, amongst others, management of the Partnership believes that the claims against CC-I and CC-II are without merit and will defend them vigorously.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Transactions

Since April 1994, the Charter Communications Southeast Holding, L.P. and its subsidiaries (collectively the "Company" or the "Partnership") have completed the following transactions:


                                               Approximate
                Acquisition Date             Purchase Price                   Location of Systems
                ----------------             --------------                   -------------------
           April 1994                      $174.7 million           Georgia, Alabama, Louisiana
           January 1995                    $108.0 million           Kentucky, N. Carolina, S. Carolina
           May 1995                         $22.0 million           Georgia
           May 1995                         $48.0 million           Alabama
           July 1995                        $34.7 million           Georgia
           November 1995                    $35.0 million           S. Carolina
           January 1996                      $8.4 million           S. Carolina
           March 1996                      $112.0 million           Georgia, N. Carolina, Tenn., Ky.
           November 1996                    $22.0 million           Alabama, Tennessee
           February 1997                    $69.1 million           N. Carolina
           February 1997                    $3.7  million           Georgia
           April  1997                      $90.5 million           N. Carolina,  S. Carolina


The only pending sale transaction is for approximately 1,600 subscribers in Tennessee, subject to the buyer obtaining financing and completion of the asset sale contract.

Results of Operations

The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Partnership as of the dates indicated:


                                                             March 31,              December 31,          March 31,
                                                                1998                    1997                1997
                                                         ------------------      ----------------      ---------------
        Basic Subscribers:
          Nashville Cluster                                     44,300               43,700                 42,800
          Northern Alabama Cluster                              63,800               62,900                 62,800
          New Orleans Cluster                                   37,300               36,600                 36,000
          Atlanta Cluster                                       70,500               69,000                 67,400
          Greenville-Spartanburg/Asheville Cluster             107,100              105,000                 79,500
          Hickory Cluster                                       51,900               51,000                 35,100
          Non-Cluster Systems                                   65,300               64,000                 51,000
                                                                                    -------
                                                               -------                                     -------
                                                               440,200              432,200                374,600
                                                               =======              =======                =======
        Premium Subscription Units:
          Nashville Cluster                                     21,200               21,800                 22,400
          Northern Alabama Cluster                              25,600               25,100                 26,900
          New Orleans Cluster                                   19,700               18,500                 17,900
          Atlanta Cluster                                       64,400               61,000                 26,800
          Greenville-Spartanburg/Ashville Cluster               43,400               41,500                 32,200
          Hickory Cluster                                       19,100               18,700                 14,700
          Non-Cluster Systems                                   35,200               36,200                 32,700
                                                               -------              -------                -------
                                                               228,600              222,800                173,600
                                                               =======              =======                =======

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:


                                                                     For the Three Months
                                                                        Ended March 31,
                                                                          (Unaudited)
                                                         1998                                    1997
                                           ----------------------------------     -----------------------------------
                                                                      % of                                     % of
                                               Amount               Revenue           Amount                 Revenue
                                             --------               --------        ----------               -------
Service Revenues                             $ 48,044                  100.0%       $   36,804                 100.0%
                                             --------               --------        ----------               -------
Operating Expenses:
    Operating costs                            20,188                   42.0%           15,682                  42.6%
    General and administrative                  3,870                    8.1%            2,949                   8.0%
    Depreciation and Amortization              21,202                   44.1%           14,892                  40.5%
    Management Fees - Related Party             2,402                    5.0%            1,842                   5.0%
                                             --------               --------        ----------               -------
                                               47,662                   99.2%           35,365                  96.1%
                                             --------               --------        ----------               -------
Income (Loss) From Operations                     382                     .8%            1,439                   3.9%
                                             --------               --------        ----------               -------
Other Income (Expense):
    Interest Income                                50                    0.1%               46                   0.1%
    Interest Expense                          (16,428)                 -34.2%          (13,031)                -35.4%
    Other                                          --                    0.0%               --                   0.0%
                                             --------               --------        ----------               -------

                                              (16,378)                 -34.1%          (12,985)                -35.3%
                                             --------               --------        ----------               -------
Loss Before Benefit for Income Taxes          (15,996)                 -33.3%          (11,546)                -31.4%
Benefit for Income Taxes                           --                    0.0%               --                   0.0%
                                             --------               --------        ----------               -------
    Net Loss                                 $(15,996)                 -33.3%       $  (11,546)                -31.4%
                                             ========               ========        ==========               =======



Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues increased by 30.5% from $36.8 million to $48.0 million, for the three month period ended March 31, 1998, when compared to the similar period of 1997. This increase in 1998 is primarily due to an increase in subscribers for the cable services offered by the systems resulting primarily from acquisitions of cable systems by the Partnership throughout 1997. In addition, the Partnership experienced significant internal subscriber growth (See supplemental analysis of quarterly operating results) between periods and implemented basic and expanded tier retail rate increases in certain systems, in accordance with federal law applicable to rate regulation. The internal subscriber growth reflects the success of management's marketing efforts to add new customers and retain existing customers, as well as offering improved customer service. In addition, a limited amount of new-build construction increased the coverage of the systems.

Operating Expenses

Operating costs increased by 28.7% from $15.7 million to $20.2 million for the three months ended March 31, 1998 when compared to the similar period of 1997. The majority of this increase was related to costs associated with the acquisitions of additional cable television systems during 1997. Operating costs, as a percentage of service revenues, have decreased from 42.6% for the quarter ended March 31, 1997 to 42.0% for the quarter ended March31, 1998, primarily as a result of the Partnership's efforts to increase operating efficiencies as a result of clustering its cable television systems.

General and administrative expenses increased by $921,000 or 31.2% for the three months ended March 31, 1998 when compared to the similar period of 1997. This increase is primarily a result of the costs associated with acquisitions of additional cable television systems during 1997. General and administrative expenses, as a percentage of service revenues, have increased to 8.1% from 8.0% for the quarters ended March 31, 1998 and March 31, 1997, respectively.

Depreciation and amortization increased by 42.4% from $14.9 million to $21.2 million for the three months ended March 31, 1998, when compared to the similar period of 1997. The increase in depreciation and amortization is a result of capital expenditures made to the Systems, in addition to the increase in property, plant and equipment and franchise costs resulting from the acquisitions of additional cable systems. Depreciation expense as a percent of revenues increased during the three months ended March 31, 1998 compared to the similar period of 1997. This increase is due primarily to a decrease in the estimated useful lives used in calculating depreciation.

Other Income / Expense

Interest expense increased by 26.1% from $13.0 million to $16.4 million for the three months ended March 31, 1998, when compared to the similar period of 1997. This increase was primarily due to the increase in the average outstanding bank debt balance between the comparable periods.

Net Loss

Net loss increased by 38.5% from $11.5 million to $16.0 million for the three months ended March 31, 1998 when compared to the similar period of 1997. In 1998, increased depreciation and interest expense were significant factors versus the prior year.

Liquidity and Capital Resources

The Partnership's growth by acquisition has historically been funded primarily by borrowings under bank credit facilities, the proceeds of the $146,820,000 of Senior Secured Discount Debentures (the "Debentures") and the 11 1/4% Senior Notes (the "Notes"), and equity contributions. Cash flows provided by operating activities together with borrowings under bank credit facilities have been sufficient to fund the Partnership's debt service, capital expenditures and working capital requirements. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient during the next 12 months for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Partnership anticipates that future acquisitions could be financed through borrowings, either presently available under the existing credit facilities, or as a result of amending the existing credit facilities to allow for expanded borrowing capacity, combined with additional equity contributions. Although to date the Partnership has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future and, thereby, could negatively impact the Partnership's ability to pursue a strategy that includes growth through acquisitions.

At March 31, 1998, the Partnership's long-term debt of $677.8 million consisted of $114.2 million outstanding under the revolving credit and term loan facility of CC-I, $349.0 million outstanding under the revolving credit and term loan facility of CC-II, $125.0 million of indebtedness from the sale of 11 1/4% Senior Notes by Charter Southeast, and $98.4 million of indebtedness from the sale of Debentures. The Partnership had unused and available borrowing capacity of $13.0 million and $41.0 million under the credit facilities of CC-I and CC-II, respectively, at March 31, 1998. The Partnership is currently negotiating with the agent banks of the revolving credit and term loan facilities of CC-I and CC-II for the purpose of amending or restating the existing facilities to allow for increased availability, increased limits for capital expenditures and lengthened loan amortization schedules.

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

The Partnership manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facilities. Interest rate swap and cap agreements are accounted for by the Partnership as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as interest expense in the period incurred. The affects of the Partnership's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for the three months ended March 31, 1998.

The Partnership incurred capital expenditures of approximately $19.3 million during the first quarter of 1998 in connection with the improvement and upgrading of the Partnership's cable systems. The Partnership anticipates that capital expenditures for such purposes will be approximately $80.0 million to $90.0 million during fiscal 1998.


The Partnership has had discussions with several municipalities, counties and utility companies in Georgia to explore the possibility of a sale and lease-back venture whereby the Partnership would sell the cable television distribution plant and then enter into a long-term capital lease and continue to operate the cable system. One such proposal currently being explored by the Partnership involves approximately 8,200 customers residing within the City of LaGrange, Georgia. Pursuant to the proposal currently under discussion, the Partnership and its venture partner would upgrade the plant to 750 MHz, allocating a portion of the spectrum to the venture partner for its purposes. The Partnership would expect to benefit by gaining access to upgraded plant, obtaining lower cost financing through the venture partner, and realizing certain operating costs savings. Management continues to work diligently toward completion of an agreement. However, there is no assurance that a final agreement will be reached with respect to any such proposals.

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

Year 2000 Impact

As of the quarter ended March 31, 1998, the Company began a process to identify and address issues surrounding the Year 2000 and its impact on the Company's operations. The issue surrounding the Year 2000 is whether the computer systems, software and all equipment using a computer chip will properly recognize date sensitive information when the year changes to 2,000, or "00". Computerized systems that do not properly recognize such information could generate erroneous data or cause a system to fail. This issue impacts the Company as to its owned or licensed computer systems and equipment used in connection with internal operations, including systems, software and equipment supplied by vendors and third party service providers. The Company may also be affected by virtue of its external dealings with third parties in the regular course of business. As management of the Company has not completed its initial assessment of the impact the Year 2000 may have on the Company's operations, it cannot estimate the costs associated with ensuring the Company's operations are Year 2000 compliant. The Company is in the initial phases of determining the impact of the Year 2000, and management anticipates completion of the project by December 1998, allowing adequate time for testing. However, there can be no assurance that the Company's operations nor the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operation of the Company.

Supplemental Analysis of Quarterly Operating Results

The following table sets forth certain operating results and statistics for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The following dollar amounts are in thousands, except for per subscriber amounts:


                                                For the Three Months                             For the Three Months
                                   ----------------------------------------------      -----------------------------------------
                                                Ended March 31, 1998                             Ended March 31, 1997
                                                    (Unaudited)                                       (Unaudited)
                                        SYSTEMS            Systems                         SYSTEMS          Systems
                                     ACQUIRED ON OR       Acquired                      ACQUIRED ON OR      Acquired
                                     BEFORE 1/1/97      After 1/1/97      Total         BEFORE 1/1/97     After 1/1/97     Total
                                   ------------------   ------------    ----------     ----------------   ----------     ---------
Service Revenues                         $38,119            $9,925         $48,044           $34,636          $2,168       $36,804
                                      ----------        ----------      ----------        ----------      ----------     ---------
Operating Expenses:
      Operating costs                     16,040             4,147          20,187            14,705             977        15,682
      General and administrative           3,202               668           3,870             2,764             185         2,949
                                      ----------        ----------      ----------        ----------      ----------     ---------
                                          19,242             4,815          24,057            17,469           1,162        18,631
                                      ----------        ----------      ----------        ----------      ----------     ----------
EBITDA (a)                               $18,877             5,110         $23,987           $17,167           1,006       $18,173
                                      ==========        ==========      ==========        ==========      ==========     =========
EBITDA Margin                               49.5%             51.5%           49.9%             49.6%           46.4%         49.4%
                                      ==========        ==========      ==========        ==========      ==========     =========

Operating  Statistical Data, at end
 of period:

Monthly revenue per subcriber           $  36.48              --             --             $  33.15             --           --
      Homes passed (b)                   532,300           149,000        681,300            507,800          60,200       568,000
      Basic subscribers                  348,300            91,900        440,200            336,800          37,800       374,600
      Basic penetration                     65.4%             61.7%          64.6%              66.3%           62.8%         66.0%
      Premium subscriptions              192,600            35,900        228,500            121,600          52,000       173,600

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

(b) Homes passed as previously reported for March 31, 1997 were revised upward by 13,000 homes passed as a result of management's review and verification of the engineering and billing records.

Results of Operations - Supplemental analysis for the Quarter Ended March 31,
        1998 Versus the Quarter Ended March 31, 1997 (for Systems Acquired Before January 1, 1997)

The following discussion is provided to show the results of operations on a comparable basis for those systems owned by the Partnership during the three months ended March 31, 1998 versus the three months ended March 31, 1997. Specifically, the comparable analysis includes the results of operations for acquisitions completed between April 1994 and December 1996. - see Significant Transactions for a complete listing of all acquisitions by the Company.

Service revenues increased by $3,483,000 or 10.1% when comparing the revenues for the quarter ended March 31, 1998 to the results for the comparable systems for the quarter ended March 31, 1997. This increase is due to a net gain of approximately 11,500 or 3.4%, for basic subscribers between quarters and, second, to retail rate increases implemented in certain of the Partnership's systems.

Operating expenses increased approximately $1,773,000 or 10.1% when comparing the operating expenses for the quarter ended March 31, 1998 to the results for the comparable systems for the quarter ended March 31, 1997. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid on a per subscriber basis to the programming services. The Company believes that the growth in programming expense is consistent with industry-wide increases.

The Partnership experienced growth in operating cash flow (EBITDA) of approximately $1,710,000 or 10.0% when comparing the operating cash flow for the quarter ended March 31, 1998 to the results for the comparable systems for the quarter ended March 31, 1997. EBITDA margin decreased from 49.6% to 49.5% when comparing the similar periods, primarily as a result of the increase in programming costs, offset by the Partnership realizing certain cost savings as a result of increasing the subscriber base in its operating clusters.

Part II. Other Information

Item 1.  Legal Proceedings

A purported class action lawsuit on behalf of the Cencom Cable Income Partners, L.P. (CCIP) limited partners was filed in 1995 (the "Action"), which sought, among other things, to enjoin permanently the purchase of systems from CCIP, including those by CC-II (the "CCIP Acquisition"). On February 15, 1996, all of the plaintiff's claims for injunctive relief were dismissed (including that which sought to prevent the consummation of the CCIP Acquisition); the plaintiff's claims for money damages which may have resultedfrom the CCIP Acquisition remain pending. In October 196, the plaintiff filed a Consolidated Amended Class Action Complaint(the "Amended Complaint"). The general partner of CCIP believed that portions of the Amended Complaint were legally inadequate and filed a dispositive motion as to all remaining claims in the Action. In October 1997, The court granted in part and denied in part the defendants motion, the effect of which narrowed the remaining issues significantly. Each of the defendants in the Action including the Partnership, believes the Action, which remains pending, to be without merit and is contesting it vigorously. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by the Partnership, in connection with the Action.

In June 1997, a purported class action lawsuit was filed in Delaware Chancery Court under the name of Wallace, Mathews, Lerner and Roberts v. Wood et.al., Case No. 15731, by certain limited partners of Cencom Cable Income Partners II, L.P. (CCIP II), a publicly held limited partnership, against numerous defendants. The suit alleges that defendants CC-I and CC-II, both of which are related to CCIP II's general partner, purchased cable television systems from CCIP II in April 1997 at less than fair value. In connection with the purchase of these assets, CC-I and CC-II paid the highest amount bid in a multiple round auction process involving nonaffiliated third parties. Furthermore, the assets acquired had been appraised by two independent appraisers, the purchase price paid as a result of the auction was higher than the appraised value, and the proposed sale to the purchasers was approved by a majority of CCIP II's limited partners. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholders' derivative claim. For these reasons, amongst others, management of the Partnership believes that the claims against CC-I and CC-II are without merit and will defend them vigorously.

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

              27  Financial Data Schedule

         (b)  Reports on Form 8-K-None

                 CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

          CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION

                        FOR QUARTER ENDED MARCH 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P

                          By: Charter Communications Holdings Properties, Inc. its General Partner


                          By: /s/ Jerald L. Kent
                             -------------------
                                  Jerald L. Kent
                                  President and
                                  Chief Executive Officer


By:   /s/Jerald L. Kent                                 April 30, 1998
   ----------------------------
      Jerald L. Kent
      President and
      Chief Executive Officer


By:   /s/Kent D. Kalkwarf                               April 30, 1998
   ----------------------------
      Kent D. Kalkwarf
      Senior Vice President and
      Chief Financial Officer

                                       CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS
                                          CAPITAL CORPORATION


                          By: /s/ Jerald L. Kent
                             -------------------
                                  Jerald L. Kent
                                  President and
                                  Chief Executive Officer


By:   /s/Jerald L. Kent                                 April 30, 1998
   ----------------------------
      Jerald L. Kent
      President and
      Chief Executive Officer


By:   /s/Kent D. Kalkwarf                               April 30, 1998
   ----------------------------
      Kent D. Kalkwarf
      Senior Vice President and
      Chief Financial Officer