Form 10-Q
period 1998-06-30
CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS LP
filed 1998-08-14
CIK 1012458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________________ to ____________________________

Commission File Number 333-3774


                 CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.
          CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION
           (Exact name of registrants as specified in their charters)


           Delaware                                          43-1728405
           --------                                          ----------
                                                             43-1740264
                                                             ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

12444 Powerscourt Drive - Suite 400
St. Louis, Missouri                                          63131
----------------------------------------                     ----------
(Address of Principal Executive Offices)                     (Zip Code)

(Registrant's telephone number, including area code)         (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]

As of June 30, 1998, there was one share of common stock of Charter Communications Southeast Holdings Capital Corporation outstanding, which was owned by Charter Communications Southeast Holdings, L.P.

                 CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

          CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION

                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX


                                                                                                  Page
                                                                                                  ----
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements
                  a. Consolidated Balance Sheets - June 30, 1998 and December 31, 1997              3
                  b. Consolidated Statements of Operations - Three Months Ended
                     June 30, 1998 and 1997                                                         4
                  c. Consolidated Statements of Operations - Six Months Ended June 30, 1998         5
                  d. Consolidated Statement of Partners' Capital - Six Months Ended
                     June 30, 1998                                                                  6
                  e  Consolidated Statements of Cash Flows - Six Months Ended June 30, 1998
                     and 1997                                                                       7
                  f. Notes to Consolidated Financial Statements                                     8

                  Separate financial statements of Charter Communications
                  Southeast Holdings Capital Corporation have not been presented as this entity had no operations and substantially no assets or equity.

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            10

Part II. Other Information


         Item 1.  Legal Proceedings                                                                18

         Item 2.  Change in Securities - None                                                       -

         Item 3.  Defaults upon Senior Securities - None                                            -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                        -

         Item 5.  Other Information - None                                                          -

         Item 6.  Exhibits and Reports on Form 8-K                                                 18

         Signature Page                                                                            19

        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                       June 30,              December 31,
                                                                                         1998                     1997
                                                                                     -------------           -------------
                                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $   5,041,080           $   2,742,119
   Accounts receivable, net of allowance for doubtful accounts of $608,445
      and $312,048, respectively                                                         2,838,816               3,158,282
   Prepaid expenses and other                                                              111,801                 341,396
                                                                                     -------------           -------------
           Total current assets                                                          7,991,697               6,241,797
                                                                                     -------------           -------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
   Property, plant and equipment, net                                                  256,105,295             235,808,350
   Franchise costs, net of accumulated amortization of $141,330,043
        and $119,968,082, respectively                                                 458,839,431             480,201,100
   Covenant not to compete, net of accumulated amortization of $600,000 and
       $480,000, respectively                                                              600,000                 720,000
                                                                                     -------------           -------------
                                                                                       715,544,726             716,729,450
OTHER ASSETS, net                                                                       11,510,847              15,455,893
                                                                                     -------------           -------------
                                                                                     $ 735,047,270           $ 738,427,140
                                                                                     =============           =============

                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Current maturities of long term debt                                               $          --           $   5,375,000
  Accounts payable and accrued expenses                                                 30,267,970              29,972,845
  Subscriber deposits and prepayments                                                      515,123                 532,595
  Payables to manager of cable television systems                                        1,196,255               1,120,476
                                                                                     -------------           -------------
             Total current liabilities                                                  31,979,348              37,000,916
                                                                                     -------------           -------------
DEFERRED REVENUE                                                                         1,806,624               1,718,710
                                                                                     -------------           -------------
LONG-TERM DEBT                                                                         704,429,333             666,662,475
                                                                                     -------------           -------------
DEFERRED MANAGEMENT FEES                                                                 9,797,696               7,805,448
                                                                                     -------------           -------------
DEFERRED INCOME TAXES                                                                    5,111,308               5,111,308
                                                                                     -------------           -------------
PARTNERS' CAPITAL:
  General Partner                                                                         (180,772)                201,281
  Common Limited Partners - 1,850.05 units issued and outstanding                      (17,896,267)             19,927,002
                                                                                     -------------           -------------
             Total partners' capital                                                   (18,077,039)             20,128,283
                                                                                     -------------           -------------
                                                                                     $ 735,047,270           $ 738,427,140
                                                                                     =============           =============


       The accompanying notes are an integral part of these consolidated balance sheets.

        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                                1998                   1997
                                                                            ------------           ------------

SERVICE REVENUES                                                            $ 50,320,552           $ 45,428,835
                                                                            ------------           ------------
OPERATING EXPENSES:
  Operating costs                                                             21,054,715             19,654,960
  General and administrative                                                   3,916,862              3,419,288
  Depreciation and amortization                                               21,876,630             18,563,150
  Management fees                                                              2,515,542              2,267,769
                                                                            ------------           ------------
                                                                              49,363,749             43,905,167
                                                                            ------------           ------------
  Income from operations                                                         956,803              1,523,668
                                                                            ------------           ------------
OTHER INCOME (EXPENSE):
  Interest income                                                                 58,180                 42,615
  Interest expense                                                           (16,960,084)           (15,609,734)
                                                                            ------------           ------------
                                                                             (16,901,904)           (15,567,119)
                                                                            ------------           ------------
  Loss before income taxes and extraordinary item                            (15,945,101)           (14,043,451)

INCOME TAXES                                                                          --                     --
                                                                            ------------           ------------
  Loss before extraordinary item                                            $(15,945,101)          $(14,043,451)

EXTRAORDINARY ITEM - Loss on early retirement of debt (see Note 4)            (6,264,059)                    --
                                                                            ------------           ------------
  Net loss                                                                   (22,209,160)           (14,043,451)
                                                                            ============           ============
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
  General Partner                                                           $   (222,091)          $   (140,434)
  Common Limited Partners                                                    (21,987,069)           (13,903,017)
                                                                            ------------           ------------
                                                                            $(22,209,160)          $(14,043,451)
                                                                            ============           ============


              The accompanying notes are an integral part of these
                            consolidated statements.

        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                                1998                   1997
                                                                            ------------           ------------

SERVICE REVENUES                                                            $ 98,364,751           $ 82,232,612
                                                                            ------------           ------------
OPERATING EXPENSES:
  Operating costs                                                             41,242,308             35,337,178
  General and administrative                                                   7,786,809              6,367,859
  Depreciation and amortization                                               43,079,066             33,455,349
  Management fees                                                              4,917,936              4,109,300
                                                                            ------------           ------------
                                                                              97,026,119             79,269,686
                                                                            ------------           ------------
  Income from operations                                                       1,338,632              2,962,926
                                                                            ------------           ------------
OTHER INCOME (EXPENSE):
  Interest income                                                                108,636                 88,819
  Interest expense                                                           (33,388,531)           (28,640,787)
                                                                            ------------           ------------
                                                                             (33,279,895)           (28,551,968)
                                                                            ------------           ------------
  Loss before income taxes and extraordinary item                            (31,941,263)           (25,589,042)

INCOME TAXES                                                                          --                     --
                                                                            ------------           ------------
  Loss before extraordinary item                                             (31,941,263)          $(25,589,042)

EXTRAORDINARY ITEM - Loss on early retirement of debt (see Note 4)            (6,264,059)                    --
                                                                            ------------           ------------
  Net loss                                                                  $(38,205,322)          $(25,589,042)
                                                                            ============           ============
NET LOSS ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
  General Partner                                                           $   (382,053)          $   (255,890)

  Common Limited Partners                                                    (37,823,269)           (25,333,152)
                                                                            ------------           ------------
                                                                            $(38,205,322)          $(25,589,042)
                                                                            ============           ============


              The accompanying notes are an integral part of these
                            consolidated statements.

        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)


                                              General                   Common Limited
                                              Partner                      Partners                       Total
                                          ----------------             ----------------             ----------------

BALANCE, December 31, 1997                $        201,281             $     19,927,002             $     20,128,283

    Allocation of net loss                        (382,053)                 (37,823,269)                 (38,205,322)
                                          ----------------             ----------------             ----------------
BALANCE, June 30, 1998                    $       (180,772)            $    (17,896,267)            $    (18,077,039)
                                          ================             ================             ================






               The accompanying notes are an integral part of this
                            consolidated statement.

        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                                                    1998                1997
                                                                                               -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                                $ (38,205,322)      $ (25,589,042)
       Adjustments to reconcile net loss to net cash provided by operating activities
            Depreciation and amortization                                                         43,079,066          33,455,349
            Amortization of debt issuance costs, debt discount and interest rate cap
              agreements                                                                           7,708,836           7,039,505
            Extraordinary item - loss on early retirement of debt                                  6,264,059                  --
            Changes in assets and liabilities, net of effects from acquisitions -
                  Accounts receivable, net                                                           319,466             124,249
                  Prepaid expenses and other                                                         229,595              62,426
                  Receivable from related party                                                           --             500,000
                  Accounts payable and accrued expenses                                              295,125          (1,053,202)
                  Subscriber deposits and prepayments                                                (17,472)           (197,873)
                  Payable to manager of cable television systems, including deferred
                    management fees                                                                2,068,027           2,354,461
                  Deferred revenue                                                                    87,914             (34,420)
                                                                                               -------------       -------------
            Net cash provided by operating activities                                             21,829,294          16,661,453
                                                                                               -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property, plant and equipment                                                (41,634,889)        (31,578,550)
       Payments for acquisitions, net of cash acquired                                                    --        (159,666,104)
       Restricted funds held in escrow                                                                    --           1,782,537
       Payments of  franchise costs                                                                  (24,015)           (238,691)
                                                                                               -------------       -------------
            Net cash used in investing activities                                                (41,658,904)       (189,700,808)
                                                                                               -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of debt issuance costs                                                             (3,571,429)         (3,372,680)
       Borrowings under revolving credit agreement                                               507,200,000         182,850,000
       Payments under revolving credit agreement                                                (481,500,000)        (37,730,000)
       Partners' capital contributions                                                                    --          29,800,000
                                                                                               -------------       -------------
            Net cash provided by financing activities                                             22,128,571         171,547,320
                                                                                               -------------       -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               2,298,961          (1,492,035)
CASH AND CASH EQUIVALENTS, beginning of period                                                     2,742,119           3,360,507
                                                                                               -------------       -------------
CASH AND CASH EQUIVALENTS, end of period                                                       $   5,041,080       $   1,868,472
                                                                                               =============       =============
CASH PAID FOR INTEREST                                                                         $  28,106,766       $  16,304,941
                                                                                               =============       =============
CASH PAID FOR TAXES, net of refunds                                                            $          --       $          --
                                                                                               =============       =============


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

Certain reclassifications have been made to the June 30, 1997 financial statements to conform with the June 30, 1998 presentation.


2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements as of June 30, 1998 and 1997, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Form 10-K for the year ended December 31, 1997. Interim results are not necessarily indicative of results for a full year.


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

4. LONG-TERM DEBT

On June 1, 1998, the Partnership repaid and terminated the separate credit facilities of CC-I and CC-II from borrowings of its new revolving credit and term loan facilities. The new $640 million credit facilities were arranged through a consortium of banks and consist of a $290 million revolver maturing June 2007 and a pair of term facilities in the amounts of $200 million and $150 million maturing June 2007 and December 2007, respectively. The new credit facilities are structured as a joint credit agreement whereby CC-I and CC-II (and its subsidiaries) are each jointly and severally liable for the debt. The credit facilities bear interest, at borrower's option, at rates based upon the prime rate of the agent bank or based upon Eurodollar rates plus the applicable margin determined by the Partnership's leverage ratio at the time of the borrowing. The variable interest rates ranged from 7.03% to 7.69% at June 30, 1998. The extraordinary loss recognized by the Partnership due to the early retirement of debt was related to the write off of deferred debt issuance costs for the terminated credit facilities of CC-I and CC-II.

5. SUBSEQUENT EVENT

On July 29, 1998, Charter Communications, Inc. ("CCI"), the company that provides management service to the Partnership and its subsidiaries, along with certain of its affiliates and their respective shareholders, entered into a Purchase Agreement (the "Purchase Agreement") with Paul G. Allen pursuant to which Mr. Allen agreed to purchase all of the outstanding privately-held equity interests of CCI and the various other entities that together constitute the owners and/or managers of the cable television systems operated under the name "Charter Communications". The obligation of Mr. Allen to purchase these equity interests is subject to the satisfaction of certain conditions set forth in the Purchase Agreement including, without limitation, obtaining all necessary governmental approvals. It is currently expected that the acquisition by Mr. Allen will occur in December 1998. If the acquisition is consummated, the Partnership will be obligated under the terms of the Indenture governing its Senior Secured Discount Debentures due 2007 (the "Debentures") to make an offer to repurchase all outstanding Debentures at a purchase price equal to 101% of the accreted value thereof plus all accrued and unpaid interest to the date of purchase. In addition, the Partnership's subsidiary, Charter Communications Southeast, L.P., will be obligated under the terms of the Indenture governing its 11.25% Senior Notes due 2006 (the "Senior Notes") to make an offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principle amount thereof plus all accrued and unpaid interest to the date of purchase.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Transactions

Since April 1994, the Charter Communications Southeast Holding, L.P. and its subsidiaries (collectively the "Company" or the "Partnership") have completed the following transactions:

                                     Approximate
       Acquisition Date            Purchase Price                   Location of Systems
       ----------------            --------------                   -------------------
      April 1994                   $174.7 million                Georgia, Alabama, Louisiana
      January 1995                 $108.0 million                Kentucky, N. Carolina, S. Carolina
      May 1995                     $ 22.0 million                Georgia
      May 1995                     $ 48.0 million                Alabama
      July 1995                    $ 34.7 million                Georgia
      November 1995                $ 35.0 million                S. Carolina
      January 1996                 $  8.4 million                S. Carolina
      March 1996                   $112.0 million                Georgia, N. Carolina, Tenn., Ky.
      November 1996                $ 22.0 million                Alabama, Tennessee
      February 1997                $ 69.1 million                N. Carolina
      February 1997                $  3.7 million                Georgia
      April 1997                   $ 90.5 million                N. Carolina, S. Carolina

The only pending sale transaction is for approximately 1,700 subscribers in Tennessee, subject to the buyer obtaining financing and completion of the asset sale contract. The Partnership has signed a letter of intent to purchase approximately 3,300 subscribers near the Nashville Cluster from an unaffiliated third party for approximately $5.9 million. There are no other pending acquisitions.

Results of Operations
The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Partnership as of the dates indicated:

                                                            June 30,             December 31,             June 30,
                                                              1998                   1997                   1997
                                                          ------------           ------------           ------------
Basic Subscribers:
  Nashville Cluster                                             44,200                 43,700                 42,700
  Northern Alabama Cluster                                      64,500                 62,900                 62,400
  New Orleans Cluster                                           37,600                 36,600                 35,800
  Atlanta Cluster                                               71,400                 69,000                 67,600
  Greenville-Spartanburg/Asheville Cluster                     108,200                105,000
                                                                                                             103,500
  Hickory Cluster                                               52,400                 51,000                 50,400
  Non-Cluster Systems                                           65,900                 64,000                 63,200
                                                          ------------           ------------           ------------
                                                               444,200                432,200                425,600
                                                          ============           ============           ============
Premium Subscription Units:
  Nashville Cluster                                             24,600                 21,800                 22,000
  Northern Alabama Cluster                                      28,800                 25,100                 21,000
  New Orleans Cluster                                           22,700                 18,500                 17,800
  Atlanta Cluster                                               65,700                 61,000                 33,100
  Greenville-Spartanburg/Ashville Cluster                       48,100                 41,500                 43,000
  Hickory Cluster                                               21,300                 18,700                 20,200
  Non-Cluster Systems                                           41,100                 36,200                 41,500
                                                          ------------           ------------           ------------
                                                               252,300                222,800                198,600
                                                          ============           ============           ============

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:


                                                                        For the Three Months
                                                                           Ended June 30,
                                                                           --------------
                                                                             (Unaudited)
                                                                       1998                            1997
                                                            ---------------------------     ---------------------------
                                                                                 % of                           % of
                                                              Amount           Revenue        Amount          Revenue
                                                            ----------       ----------     ----------       ----------

Service Revenues                                            $   50,321            100.0%    $   45,429            100.0%
                                                            ----------       ----------     ----------       ----------
Operating Expenses:
       Operating costs                                          21,055             41.8         19,655             43.3
       General and administrative                                3,917              7.8          3,419              7.5
       Depreciation and Amortization                            21,877             43.5         18,563             40.8
       Management Fees - Related Party                           2,515              5.0          2,268              5.0
                                                            ----------       ----------     ----------       ----------
                                                                49,364             98.1         43,905             96.6
                                                            ----------       ----------     ----------       ----------
Income From Operations                                             957              1.9          1,524              3.4
                                                            ----------       ----------     ----------       ----------
Other Income (Expense):
       Interest Income                                              58               .1             43               .1
       Interest Expense                                        (16,960)           (33.7)       (15,610)           (34.4)
                                                            ----------       ----------     ----------       ----------
                                                               (16,902)           (33.6)       (15,567)           (34.3)
                                                            ----------       ----------     ----------       ----------
Loss Before Income Taxes and Extraordinary Item
                                                               (15,945)           (31.7)       (14,043)           (30.9)
Income Taxes                                                        --               --             --               --
Extraordinary Item -Loss on early retirement of debt
                                                                (6,264)           (12.4)            --               --
                                                            ----------       ----------     ----------       ----------
       Net Loss                                             $  (22,209)           (44.1)%   $  (14,043)           (30.9)%
                                                            ==========       ==========     ==========       ==========

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:

                                                                        For the Three Months
                                                                           Ended June 30,
                                                                           --------------
                                                                             (Unaudited)
                                                                       1998                            1997
                                                            ---------------------------     ---------------------------
                                                                                 % of                           % of
                                                              Amount           Revenue        Amount          Revenue
                                                            ----------       ----------     ----------       ----------
Service Revenues                                            $   98,365            100.0%    $   82,232            100.0%
                                                            ----------       ----------     ----------       ----------
Operating Expenses:
       Operating costs                                          41,242             41.9         35,337             43.0
       General and administrative                                7,787              7.9          6,368              7.7
       Depreciation and Amortization                            43,079             43.8         33,455             40.7
       Management Fees - Related Party                           4,918              5.0          4,109              5.0
                                                            ----------       ----------     ----------       ----------
                                                                97,026             98.6         79,269             96.4
                                                            ----------       ----------     ----------       ----------
Income From Operations                                           1,339              1.4          2,963              3.6
                                                            ----------       ----------     ----------       ----------
Other Income (Expense):
       Interest Income                                             109               .1             89               .1
       Interest Expense                                        (33,389)           (33.9)       (28,641)           (34.8)
                                                            ----------       ----------     ----------       ----------
                                                               (33,280)           (33.8)       (28,552)           (34.7)
                                                            ----------       ----------     ----------       ----------
Loss Before Income Taxes and Extraordinary Item
                                                               (31,941)           (32.4)       (25,589)           (31.1)
Income Taxes                                                        --               --             --               --
Extraordinary Item - Loss on early retirement of debt
                                                                (6,264)            (6.4)            --               --
                                                            ----------       ----------     ----------       ----------
       Net Loss                                             $  (38,205)           (38.8)%   $  (25,589)           (31.1)%
                                                            ==========       ==========     ==========       ==========


Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues increased by 10.8% and 19.6% to $ 50.3 million and $ 98.4 million, for the three and six month periods ended June 30, 1998, respectively, when compared to the similar periods of 1997. These increases in 1998 are primarily due to an increase in subscribers for the cable services offered by the systems resulting primarily from acquisitions of cable systems by the Partnership throughout 1997. In addition, the Partnership experienced significant internal subscriber growth (See supplemental analysis of quarterly operating results) between periods and implemented basic and expanded tier retail rate increases in certain systems, in accordance with federal law applicable to rate regulation. The internal subscriber growth reflects the success of management's marketing efforts to add new customers and retain existing customers, as well as offering improved customer service. In addition, a limited amount of new-build construction increased the coverage of the systems.

Operating Expenses

Operating costs increased by 7.1% and 16.7% to $ 21.1 million and $ 41.2 million for the three and six months ended June 30, 1998, respectively, when compared to the similar periods of 1997. The majority of this increase was related to costs associated with the acquisitions of additional cable television systems during 1997. Operating costs, as a percentage of service revenues, have decreased from 43.3% and 43.0% for the three and six months ended June 30, 1997 to 41.8% and 41.9% for the three and six months ended June 30, 1998, respectively, primarily as a result of the Partnership's efforts to increase operating efficiencies as a result of clustering its cable television systems.

General and administrative expenses increased by 14.6% and 22.3% to $ 3.9 million and $ 7.8 million for the three and six months ended June 30, 1998, respectively, when compared to the similar periods of 1997. This increase is primarily a result of the costs associated with acquisitions of additional cable television systems during 1997. General and administrative expenses, as a percentage of service revenues, have increased from 7.5% and 7.7% to 7.8% and 7.9% for the three and six months ended June 30, 1998 and June 30, 1997, respectively, as a result of increased salary and wage costs.

Depreciation and amortization increased by 17.9% and 28.8% to $21.9 million and $43.1 million for the three and six months ended June 30, 1998, when compared to the similar periods of 1997. The increase in depreciation and amortization is a result of capital expenditures made to the systems, in addition to the increase in property, plant and equipment and franchise costs resulting from the acquisitions of additional cable systems. Depreciation expense as a percent of revenues increased during the three and six months ended June 30, 1998 compared to the similar periods of 1997. This increase is due primarily to a decrease in the estimated useful lives used in calculating depreciation.


Other Income / Expense

Interest expense increased by 8.6% and 16.6% to $17.0 million and $33.4 million for the three and six months ended June 30, 1998, respectively, when compared to the similar periods of 1997. This increase was primarily due to the increase in the average outstanding bank debt balance between the comparable periods. The extraordinary loss due to the early retirement of the separate CC-I and CC-II credit facilities relates to the write-off of deferred debt issuance costs of each facility.


Net Loss

Net loss increased by 58.1% and 49.3% to $22.2 million and $38.2 million for the three and six months ended June 30, 1998, respectively, when compared to the similar periods of 1997. In 1998, increased depreciation and the extraordinary loss were significant factors versus the prior year.

Liquidity and Capital Resources

The Partnership's growth by acquisition has historically been funded primarily by borrowings under bank credit facilities, the proceeds of the $146,820,000 of Senior Secured Discount Debentures (the "Debentures") and the 11 1/4% Senior Notes (the "Notes"), and equity contributions. Cash flows provided by operating activities together with borrowings under bank credit facilities have been sufficient to fund the Partnership's debt service, capital expenditures and working capital requirements. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient during the next 12 months for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Partnership anticipates that future acquisitions, if any, could be financed through borrowings, either presently available under the existing credit facilities, or as a result of amending the existing credit facilities to allow for expanded borrowing capacity, combined with additional equity contributions. Although to date the Partnership has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future and, thereby, could negatively impact the Partnership's ability to pursue a strategy that includes growth through acquisitions.

On June 1, 1998, the Partnership repaid and terminated the separate credit facilities of CC-I and CC-II from borrowings of its new revolving credit and term loan facilities. The new $640 million credit facilities were arranged through a consortium of banks and consist of a $290 million revolver maturing June 2007 and a pair of term facilities in the amounts of $200 million and $150 million maturing June 2007 and December 2007, respectively. The new credit facilities are structured as a joint credit agreement whereby CC-I and CC-II (and its subsidiaries) are each jointly and severally liable for the debt. The credit facilities bear interest, at borrower's option, at rates based upon the prime rate of the agent bank or based upon Eurodollar rates plus the applicable margin determined by the Partnership's leverage ratio at the time of the borrowing. The variable interest rates ranged from 7.03% to 7.69% at June 30, 1998. The extraordinary loss recognized by the Partnership for the early extinguishment of debt was related to the write off of deferred debt issuance costs for the terminated credit facilities of CC-I and CC-II.

At June 30, 1998, the Partnership's long-term debt of $ 704.4 million consisted of $477.4 million outstanding under its revolving credit and term loan facility, $125.0 million of indebtedness from the sale of 11 1/4% Senior Notes by Charter Southeast, and $102.0 million of indebtedness from the sale of Debentures. The Partnership had unused and available borrowing capacity of $162.6 million at June 30, 1998.

On July 29, 1998, Charter Communications, Inc. ("CCI"), the company that provides management service to the Partnership and its subsidiaries, along with certain of its affiliates and their respective shareholders, entered into a Purchase Agreement (the "Purchase Agreement") with Paul G. Allen pursuant to which Mr. Allen agreed to purchase all of the outstanding privately-held equity interests of CCI and the various other entities that together constitute the owners and/or managers of the cable television systems operated under the name "Charter Communications". The obligation of Mr. Allen to purchase these equity interests is subject to the satisfaction of certain conditions set forth in the Purchase Agreement including, without limitation, obtaining all necessary governmental approvals. It is currently expected that the acquisition by Mr. Allen will occur in December 1998. If the acquisition is consummated, the Partnership will be obligated under the terms of the Indenture governing its Senior Secured Discount Debentures due 2007 (the "Debentures") to make an offer to repurchase all outstanding Debentures at a purchase price equal to 101% of the accreted value thereof plus all accrued and unpaid interest to the date of purchase. In addition, the Partnership's subsidiary, Charter Communications Southeast, L.P., will be obligated under the terms of the Indenture governing its 11.25% Senior Notes due 2006 to make an offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principle amount thereof plus all accrued and unpaid interest to the date of purchase.

Cash interest is payable on a monthly and quarterly basis for borrowings outstanding under the Partnership's credit facilities. Cash interest is payable semi-annually, in March and September, on the Senior Notes until March 2006. The discount related to the original sale of the Debentures is amortized through March 2001; thereafter, cash interest is payable on a semi-annual basis in March and September until March 2007.

The Partnership manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facilities. Interest rate swap and cap agreements are accounted for by the Partnership as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as interest expense in the period incurred. The affects of the Partnership's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for the three and six months ended June 30, 1998.

The Partnership incurred capital expenditures of approximately $41.6 million during 1998 in connection with the improvement and upgrading of the Partnership's cable systems. The Partnership anticipates that capital expenditures for such purposes will be approximately $80.0 million to $90.0 million during fiscal 1998.

During 1997 and 1998, the Partnership held discussions with several municipalities, counties and utility companies in Georgia to explore the possibility of a sale-leaseback venture whereby the Partnership would sell its cable television distribution plant and subsequently enter into a long-term capital lease to continue to operate the cable television system. On August 4, 1998, the Partnership and the City of LaGrange, Georgia, entered into such an arrangement involving approximately 8,200 customers. The proceeds of a municipal bond offering will be utilized for the initial purchase of the cable television system for approximately $2.2 million with the remaining funds to finance the upgrade of the cable television system to 750 MHz. Upon completion of the upgrade in 1999, the Partnership will reflect a 16 year capital lease agreement with an obligation of approximately $7.0 million recorded by the Partnership.

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

Year 2000 Impact

As of the six months ended June 30, 1998, the Company began a process to identify and address issues surrounding the Year 2000 and its impact on the Company's operations. The issue surrounding the Year 2000 is whether the computer systems, software and all equipment using a computer chip will properly recognize date sensitive information when the year changes to 2000, or "00". Computerized systems that do not properly recognize such information could generate erroneous data or cause a system to fail. This issue impacts the Company as to its owned or licensed computer systems and equipment used in connection with internal operations, including systems, software and equipment supplied by vendors and third party service providers. The Company may also be affected by virtue of its external dealings with third parties in the regular course of business. As management of the Company has not completed its initial assessment of the impact the Year 2000 may have on the Company's operations, it cannot estimate the costs associated with ensuring the Company's operations are Year 2000 compliant. The Company is in the initial phases of determining the impact of the Year 2000, and management anticipates completion of the project by December 1998, allowing adequate time for testing. However, there can be no assurance that the Company's operations or the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operation of the Company.

Supplemental Analysis of Quarterly Operating Results

The following table sets forth certain operating results and statistics for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The following dollar amounts are in thousands, except for per subscriber amounts:


                                                  For the Three Months                            For the Three Months
                                                   Ended June 30, 1998                             Ended June 30, 1997
                                     ---------------------------------------------    ---------------------------------------------
                                                       (Unaudited)                                     (Unaudited)
                                        SYSTEMS          Systems                         SYSTEMS          Systems
                                     ACQUIRED ON OR     Acquired                      ACQUIRED ON OR      Acquired
                                     BEFORE 4/1/97     After 4/1/97        Total       BEFORE 4/1/97    After 4/1/97        Total
                                     -------------     ------------       --------    --------------   -------------       --------

Service Revenues                        $ 44,592         $  5,729         $ 50,321       $ 40,471         $  4,958         $ 45,429
                                        --------         --------         --------       --------         --------         --------
Operating Expenses:
   Operating costs                        18,698            2,357           21,055         17,545            2,110           19,655
   General and administrative              3,589              328            3,917          3,107              312            3,419
                                        --------         --------         --------       --------         --------         --------
                                          22,287            2,685           24,972         20,652            2,422           23,074
                                        --------         --------         --------       --------         --------         --------
EBITDA (a)                              $ 22,305         $  3,044         $ 25,349         19,819            2,536           22,355
                                        ========         ========         ========       ========         ========         ========
EBITDA Margin                               50.0%                             50.4%          49.0%                             49.2%
                                        ========                          ========       ========                          ========

Operating Statistical Data, at end
   of period:

   Monthly revenue per subscriber
                                        $  38.04               --               --       $  36.07               --               --
   Homes passed (b)                      598,700           88,100          686,800        573,100           83,600          656,700
   Basic subscribers                     390,700           53,500          444,200        374,000           51,600          425,600
   Basic penetration                        65.3%            60.7%            64.7%          65.3%            61.7%            64.8%
   Premium subscriptions                 227,400           24,900          252,300        175,000           23,600          198,600


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

(b) Homes passed as previously reported for June 30, 1997 were revised upward by 13,000 homes passed as a result of management's review and verification of the engineering and billing records.

  Results of Operations - Supplemental Analysis for the Quarter Ended June 30, 1998 Versus the Quarter Ended June 30, 1997 (for Systems Acquired On or Before
                                 April 1, 1997)

The following discussion is provided to show the results of operations on a comparable basis for those systems owned by the Partnership during the three months ended June 30, 1998 versus the three months ended June 30, 1997. Specifically, the comparable analysis includes the results of operations for acquisitions completed between April 1994 and February 1997. - see Significant Transactions for a complete listing of all acquisitions by the Partnership.

Service revenues increased by $4.1 million or 10.2% when comparing the revenues for the quarter ended June 30, 1998 to the results for the comparable systems for the quarter ended June 30, 1997. This increase is due to a net gain of approximately 16,700 or 4.5% for basic subscribers between quarters and, second, to retail rate increases implemented in certain of the Partnership's systems.

Operating expenses increased approximately $1.6 million or 7.9% when comparing the operating expenses for the quarter ended June 30, 1998 to the results for the comparable systems for the quarter ended June 30, 1997. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid on a per subscriber basis to the programming services. The Company believes that the growth in programming expense is consistent with industry-wide increases.

The Partnership experienced growth in operating cash flow (EBITDA) of approximately $2.5 million or 12.5% when comparing the operating cash flow for the quarter ended June 30, 1998 to the results for the comparable systems for the quarter ended June 30, 1997. EBITDA margin increased from 49.0% to 50.0% when comparing the similar periods, primarily as a result of increased revenues due to subscriber growth and retail rate increases.

Part II. Other Information

Item 1. Legal Proceedings

A purported class action lawsuit on behalf of the Cencom Cable Income Partners, L.P. (CCIP) limited partners was filed in 1995 (the "Action"), which sought, among other things, to enjoin permanently the purchase of systems from CCIP, including those by CC-II (the "CCIP Acquisition"). On February 15, 1996, all of the plaintiff's claims for injunctive relief were dismissed (including that which sought to prevent the consummation of the CCIP Acquisition); the plaintiff's claims for money damages which may have resulted from the CCIP Acquisition remain pending. In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint(the "Amended Complaint"). The general partner of CCIP believed that portions of the Amended Complaint were legally inadequate and filed a dispositive motion as to all remaining claims in the Action. In October 1997, The court granted in part and denied in part the defendants motion, the effect of which narrowed the remaining issues significantly. Each of the defendants in the Action including the Partnership, believes the Action, which remains pending, to be without merit and is contesting it vigorously. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by the Partnership, in connection with the Action.

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

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

                27      Financial Data Schedule

                10.26 Loan Agreement among Charter Communications, L.P., Charter Communications II, L.P., Charter Communications III, L.P. and Peachtree Cable TV, Inc., as Borrowers and TD Securities (USA), Inc., PNC Bank, N.A., and Credit Lyonnais New York Branch, dated June 1, 1998

        (b) Reports on Form 8-K-None

                 CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

          CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS CAPITAL CORPORATION

                         FOR QUARTER ENDED JUNE 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS, L.P.

                          By: Charter Communications Holdings Properties, Inc..
                              its General Partner


                          By: /s/ Jerald L. Kent
                              --------------------------------------------------
                              Jerald L. Kent
                              President and
                              Chief Executive Officer


By:   /s/Jerald L. Kent                     August 13, 1998
      --------------------------------
      Jerald L. Kent
      President and
      Chief Executive Officer


By:   /s/Kent D. Kalkwarf                   August 13, 1998
      --------------------------------
      Kent D. Kalkwarf
      Senior Vice President and
      Chief Financial Officer

                        CHARTER COMMUNICATIONS SOUTHEAST HOLDINGS
                          CAPITAL CORPORATION


                          By: /s/ Jerald L. Kent
                              --------------------------------------------------
                              Jerald L. Kent
                              President and
                              Chief Executive Officer


By:   /s/Jerald L. Kent                      August 13, 1998
      --------------------------------
      Jerald L. Kent
      President and
      Chief Executive Officer


By:   /s/Kent D. Kalkwarf                    August 13, 1998
      --------------------------------
      Kent D. Kalkwarf
      Senior Vice President and
      Chief Financial Officer